Form 10-Q
period 1996-03-31
COPLEY REALTY INCOME PARTNERS 4
filed 1996-05-14
CIK 847450

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                               ------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
   ------------------------------------------------------------------------


For Quarter Ended March 31, 1996        Commission File Number 0-18735


                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     Massachusetts                       04-3058134
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                            02116
(Address of principal executive offices)           (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



- - -------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No

                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                March 31, 1996 December 31, 1995
                               --------------- ------------------
Assets

Real estate joint ventures          $ 6,873,801     $  6,917,131

Cash and cash equivalents             1,133,088        1,362,861
Short-term investments                  494,172          296,315
                                     -----------      -----------
                                    $ 8,501,061     $  8,576,307
                                     ===========      ===========


Liabilities and Partners' Capital


Accounts payable                    $    22,232     $     45,492
Accrued management fee                   18,653           15,781
                                     -----------      -----------
 Total liabilities                       40,885           61,273
                                     -----------      -----------


Partners' capital (deficit):
 Limited partners ($963 per unit;
  100,000 units authorized, 11,931
  units issued and outstanding)       8,468,039        8,522,348
 General partners                        (7,863)          (7,314)
                                     -----------      -----------
Total partners' capital               8,460,176        8,515,034
                                     -----------      -----------
                                    $ 8,501,061     $  8,576,307
                                     ===========      ===========


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                     Quarter Ended March 31,
                                     ------------------------
                                        1996          1995
                                       -----         -----
Investment Activity
Joint venture earnings              $   125,198   $  131,004
Interest on cash equivalents
  and short-term investments             20,329       29,223
                                     -----------  -----------
                                        145,527      160,227
                                     -----------  -----------


Portfolio Expenses

General and administrative               20,309       18,887
Management fee                           18,653       16,389
Amortization                              1,861        1,861
                                     -----------  -----------
                                         40,823       37,137
                                     -----------  -----------


Net Income                          $   104,704   $  123,090
                                     ===========  ===========

Net income per limited
  partnership unit                  $      8.69   $    10.21
                                     ===========  ===========

Cash distributions per limited
  partnership unit                  $     13.24   $    11.25
                                     ===========  ===========

Number of limited partnership
  units outstanding during
  the period                             11,931       11,931
                                     ===========  ===========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                             Quarter Ended March 31,
               ----------------------------------------------------
                           1996                    1995
                 ----------------------- ------------------------

                     General     Limited    General   Limited
                    Partners    Partners   Partners  Partners
                    --------    --------   --------  --------
Balance at beginning
  of period          $ (7,314) $8,522,348    $  (4,762)  $9,216,420

Cash distributions     (1,596)   (157,966)      (1,356)    (134,224)

Net income              1,047     103,657        1,231      121,859
                      --------   ---------    ---------   ---------
Balance at end
  of period          $ (7,863) $8,468,039    $  (4,887)  $9,204,055
                      ========  ==========    =========   =========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Quarter Ended March 31,
                                             -----------------------
                                                 1996        1995
                                              ----------  ----------
Net cash provided by operating activities   $   124,076   $   99,902
                                              ----------   ----------

Cash flows from investing activity:
   Increase in short-term investments, net     (194,287)       -
                                               ---------   ----------

Cash flows from financing activity:
   Distributions to partners                   (159,562)    (135,580)
                                               ---------   ----------

Net decrease in cash and cash
   equivalents                                 (229,773)     (35,678)

Cash and cash equivalents:
   Beginning of period                        1,362,861    2,041,833
                                              ----------   ----------

   End of period                            $ 1,133,088   $2,006,155
                                              ==========   ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in September 1989, and acquired the two real estate investments it currently owns prior to 1992. It intends to dispose of its investments within six to nine years of their acquisition, and then liquidate.

NOTE 2 - REAL ESTATE JOINT VENTURES

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                            ------------------------

                                    March 31, 1996  December 31, 1995
                                   ---------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,859,076 and $1,723,970       $ 12,007,621     $ 12,034,508
  Other                                   789,728          809,782
                                     -------------      -----------
                                       12,797,349       12,844,290
                                     -------------      -----------

Liabilities
  Note payable (a)                      1,097,320        1,101,426
  Other                                   248,154          184,916
                                     -------------      -----------
                                        1,345,474        1,286,342
                                     -------------      -----------

Net assets                           $ 11,451,875     $ 11,557,948
                                     =============      ===========

(a) Note payable to an insurance company, secured by one building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable.

                              Results of Operations
                             ----------------------

                                       Quarter Ended March 31,
                                           1996         1995
                                       -----------  -----------
Revenue
  Rental income                        $  492,085    $ 520,707
  Other income                                226        -
                                        ----------    ---------
                                          492,311      520,707
                                        ----------    ---------

Expenses
  Operating expenses                       93,962      110,246
  Depreciation and amortization           149,800      146,263
  Interest expense                         25,439       25,800
                                        ----------    ---------
                                          269,201      282,309
                                        ----------    ---------
Net income                             $  223,110    $ 238,398
                                        ==========    =========
</TABLE?

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT

     Distributions of cash from operations relating to the quarter ended
March 31, 1996 were made on April 25, 1996 in the aggregate amount of $188,606 ($15.65 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- - -----------------------------------------------------------
and Results of Operations
- - -------------------------


Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1990 and a total of 11,931 units were sold. The
Partnership received proceeds of $10,097,962, net of selling commissions and other offering costs, which have been used for investment in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At March 31, 1996, the Partnership had $1,627,260 in cash, cash equivalents, and short-term investments, of which $188,606 was used for cash distributions to the partners on April 25, 1996; the remainder is being retained for working capital reserves. In July 1995, the Partnership reduced these working capital reserves by making a capital distribution of $441,447 ($37 per limited partnership unit). After the distribution, the Partnership's adjusted capital contribution was $963 per unit. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. The distribution of cash from operations related to the first quarter of 1996 was made at the annualized rate of 6.5% on the adjusted capital contribution. The distribution of cash from operations relating to the first quarter of 1995 was made at the annualized rate of 5.5% on a capital contribution of $1,000 per unit. The distribution rate was increased in 1996 due to improvements in cash flow from the Partnership's investments.

     The carrying value of real estate investments in the financial statements at March 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale.
Carrying value may be greater or less than current appraised value.  At
March 31, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by $1,300,000 and $200,000, respectively. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

     Form of Real Estate Investments

     The Newhew and Shasta Way investments have been structured as joint ventures with a real estate management/development firm and, in one case, an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 42%.

     Operating Factors

     Occupancy increased to 100% at Hohokam Corporate Center (Newhew's
Phase I investment) during the first quarter of 1996 as two vacant suites were re-leased. The property was 83% leased at December 31, 1995, and 100% leased at March 31, 1995. Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

     Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

     Investment Results

     Interest income on cash equivalents and short-term investments for the three months ended March 31, 1996 decreased approximately $9,000, or 30%, compared to the corresponding period in 1995, primarily due to decreased invested balances with the distribution of excess working capital reserves in mid-1995, as well as lower short-term yields.

     Joint venture earnings were $125,198 and $131,004 for the three months ended March 31, 1996 and 1995, respectively. Joint venture earnings in 1996 are comprised of operating income of $54,655 at Newhew and $70,543 at Shasta Way; corresponding 1995 earnings were $53,595 at Newhew and $77,409 at Shasta Way.

     Operating cash flow increased by approximately $24,000 between the first three months of 1995 and 1996, primarily due to the timing of distributions from Shasta Way.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $1,400, or 8%, for the first three months of 1996 as compared to the corresponding period in 1995 primarily due to increased printing costs.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two three-month periods due to the increase in distributable cash flow.


                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COPLEY REALTY INCOME PARTNERS
                         4; A LIMITED PARTNERSHIP
                         (Registrant)



May 14, 1996                /s/ Peter P. Twining
                            -----------------------------
                                Peter P. Twining
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Fourth Income Corp.


May 14, 1996                /s/ Daniel C. Mackowiak
                            -----------------------------
                                Daniel C. Mackowiak
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Income Corp.




