Form 10-Q
period 1996-06-30
COPLEY REALTY INCOME PARTNERS 4
filed 1996-08-13
CIK 847450

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                               ------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
   --------------------------------------------------------------------------


For Quarter Ended June 30, 1996         Commission File Number 0-18735


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



- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                 June 30, 1996     December 31, 1995
                                ---------------    ------------------
Assets
Real estate joint ventures           $ 6,801,594     $ 6,917,131

Cash and cash equivalents              1,157,228       1,362,861
Short-term investments                   495,646         296,315
                                      -----------     -----------
                                     $ 8,454,468     $ 8,576,307
                                      ===========     ===========


Liabilities and Partners' Capital


Accounts payable                     $    30,294     $    45,492
Accrued management fee                    18,653          15,781
                                      -----------     -----------
 Total liabilities                        48,947          61,273
                                      -----------     -----------


Partners' capital (deficit):
 Limited partners ($963 per unit;
  100,000 units authorized, 11,931
  units issued and outstanding)        8,413,930       8,522,348
 General partners                         (8,409)         (7,314)
                                      -----------     -----------
Total partners' capital                8,405,521       8,515,034
                                      -----------     -----------
                                     $ 8,454,468     $ 8,576,307
                                      ===========     ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                 Quarter Ended   Six Months Ended Quarter Ended    Six Months Ended
                                 June 30, 1996    June 30, 1996   June 30, 1995     June 30, 1995
                                 -------------   ---------------- --------------   ----------------
Investment Activity
Joint venture earnings             $   156,856     $   282,054     $    117,921      $    248,925
Interest on cash equivalents
  and short-term investments            19,882          40,211           29,801            59,024
                                    -----------     -----------     ------------      ------------
                                       176,738         322,265          147,722           307,949
                                    -----------     -----------     ------------      ------------


Portfolio Expenses

General and administrative              22,271          42,580           22,428            41,315
Management fee                          18,654          37,307           16,388            32,777
Amortization                             1,862           3,723            1,862             3,723
                                    -----------     -----------     ------------      ------------
                                        42,787          83,610           40,678            77,815
                                    -----------     -----------     ------------      ------------


Net Income                         $   133,951     $   238,655     $    107,044      $    230,134
                                    ===========     ===========     ============      ============

Net income per limited
  partnership unit                 $     11.11     $     19.80     $       8.88      $      19.10
                                    ===========     ===========     ============      ============

Cash distributions per limited
  partnership unit                 $     15.65     $     28.89     $      13.75      $      25.00
                                    ===========     ===========     ============      ============

Number of limited partnership
  units outstanding during
  the period                            11,931          11,931           11,931            11,931
                                    ===========     ===========     ============      ============

              (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                      Quarter Ended         Six Months Ended        Quarter Ended          Six Months Ended
                      June 30, 1996          June 30, 1996          June 30, 1995           June 30, 1995
                  ---------------------  ---------------------   --------------------  -----------------------

                   General     Limited     General    Limited     General    Limited     General      Limited
                   Partners    Partners    Partners   Partners    Partners   Partners    Partners     Partners
                   --------    --------    --------   --------    --------   --------    --------     --------
Balance at
  beginning
  of period        $(7,863)  $8,468,039   $ (7,314)  $8,522,348  $ (4,887)  $9,204,055  $  (4,762)  $9,216,420

Cash
  Distributions     (1,886)    (186,720)    (3,482)   (344,686)    (1,657)   (164,051)     (3,013)    (298,275)

Net income           1,340      132,611      2,387     236,268      1,070     105,974       2,301      227,833
                    -------    ---------    -------   ---------    -------   ---------    --------    ---------

Balance at end
  of period        $(8,409)  $8,413,930   $ (8,409)  $8,413,930  $ (5,474)  $9,145,978  $  (5,474)  $9,145,978
                    =======    =========    =======   =========   ========  ==========    ========   ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                               -----------------------
                                                 1996           1995
                                              ----------     ----------
Net cash provided by operating activities     $  335,889    $   348,582
                                               ----------    -----------

Cash flows from investing activity:
   Increase in short-term investments, net      (193,354)      (516,127)
                                               ----------    -----------

Cash flows from financing activity:
   Distributions to partners                    (348,168)      (301,288)
                                               ----------    -----------

Net decrease in cash and cash
   equivalents                                  (205,633)      (468,833)

Cash and cash equivalents:
   Beginning of period                         1,362,861      2,041,833
                                               ----------    -----------

   End of period                              $1,157,228    $ 1,573,000
                                               ==========    ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

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

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                            ------------------------

                                      June 30, 1996   December 31, 1995
                                     ---------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,998,543 and $1,723,970         $ 11,894,904      $ 12,034,508
  Other                                     683,674           809,782
                                        ------------        ----------
                                         12,578,578        12,844,290
                                        ------------        ----------

Liabilities
  Note payable (a)                        1,093,118         1,101,426
  Other                                     194,064           184,916
                                        ------------        ----------
                                          1,287,182         1,286,342
                                        ------------        ----------

Net assets                             $ 11,291,396      $ 11,557,948
                                        ============       ===========

(a) Note payable to an insurance company, secured by one building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable.

                              Results of Operations
                             ----------------------

                                          Six Months Ended June 30,
                                              1996           1995
                                          -----------    -----------
Revenue
  Rental income                          $ 1,035,887    $     937,150
  Other income                                 1,762              646
                                          -----------      -----------
                                           1,037,649          937,796
                                          -----------      -----------

Expenses
  Operating expenses                         230,045          192,948
  Depreciation and amortization              304,472          292,529
  Interest expense                            50,782           51,513
                                          -----------      -----------
                                             585,299          536,990
                                          -----------      -----------
Net income                               $   452,350    $     400,806
                                          ===========      ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $188,606 ($15.65 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------


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

     At June 30, 1996, the Partnership had $1,652,874 in cash, cash equivalents, and short-term investments, of which $188,606 was used for cash distributions to the partners on July 25, 1996; the remainder is being retained for working capital reserves. In July 1995, the Partnership reduced these working capital reserves by making a capital distribution of $441,447 ($37 per limited partnership unit). After the distribution, the Partnership's adjusted capital contribution was $963 per unit. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. The distribution of cash from operations related to the first two quarters of 1996 was made at the annualized rate of 6.5% on the adjusted capital contribution. The distribution of cash from operations relating to the first two quarters of 1995 was made at the annualized rate of 5.5% on a capital contribution of $1,000 per unit. The distribution rate was increased in 1996 due to improvements in cash flow from the Partnership's investments.

     The carrying value of real estate investments in the financial statements at June 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by $1,500,000 and $300,000, respectively. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     Occupancy remained at 100% at Hohokam Corporate Center (Newhew's Phase I investment) during the second quarter of 1996. The property was 83% leased at December 31, 1995, and 100% leased at June 30, 1995. Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

     Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

     Investment Results

     Interest income on cash equivalents and short-term investments for the six months ended June 30, 1996 decreased approximately $19,000, or 32%, compared to the corresponding period in 1995, primarily due to decreased invested balances as a result of the distribution of excess working capital reserves in mid-1995, as well as lower short-term yields.

     Joint venture earnings were $282,054 and $248,925 for the six months ended June 30, 1996 and 1995, respectively. Joint venture earnings in 1996 are comprised of operating income of $159,454 at Newhew and $122,600 at Shasta Way; corresponding 1995 earnings were $139,314 at Newhew and $109,611 at Shasta Way.

     Operating cash flow decreased by approximately $13,000 between the first six months of 1995 and 1996, primarily due to the timing of distributions from both Shasta Way and Newhew.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses were substantially unchanged between the first six months of 1996 and 1995; increased printing costs and certain professional fees were partially offset by a decrease in legal costs.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two six-month periods due to the increase in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COPLEY REALTY INCOME PARTNERS 4;
                         A LIMITED PARTNERSHIP
                         (Registrant)



August 13, 1996              /s/ Peter P. Twining
                            -----------------------------
                                Peter P. Twining
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Fourth Income Corp.


August 13, 1996              /s/ Daniel C. Mackowiak
                            -----------------------------
                                Daniel C. Mackowiak
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Income Corp.