Form 10-Q
period 1996-09-30
COPLEY REALTY INCOME PARTNERS 4
filed 1996-11-13
CIK 847450

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


For Quarter Ended September 30, 1996    Commission File Number 0-18735


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


                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I


                              FINANCIAL INFORMATION



BALANCE SHEET
(Unaudited)

                                   September 30, 1996   December 31, 1995
                                   ------------------   ------------------
Assets


Real estate joint ventures              $  6,706,305    $   6,917,131

Cash and cash equivalents                  1,501,273        1,362,861
Short-term investments                       196,350          296,315
                                          -----------      -----------
                                        $  8,403,928    $   8,576,307
                                          ===========      ===========


Liabilities and Partners' Capital


Accounts payable                        $     43,983    $      45,492
Accrued management fee                        18,653           15,781
                                          -----------      -----------
 Total liabilities                            62,636           61,273
                                          -----------      -----------


Partners' capital (deficit):
 Limited partners ($963 per unit;
  100,000 units authorized, 11,931
  units issued and outstanding)            8,350,344        8,522,348
 General partners                             (9,052)          (7,314)
                                          -----------      -----------
Total partners' capital                    8,341,292        8,515,034
                                          -----------      -----------
                                        $  8,403,928    $   8,576,307
                                          ===========      ===========


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                   Quarter Ended    Nine Months Ended    Quarter Ended    Nine Months Ended
                                 September 30, 1996 September 30, 1996 September 30, 1995 September 30, 1995
                                ------------------- ------------------ ------------------ ------------------
Investment Activity

Joint venture earnings              $   145,529         $   427,583       $   103,343        $   352,268
Interest on cash equivalents
  and short-term investments             21,073              61,284            24,199             83,223
                                      ----------          ----------       -----------        -----------
                                        166,602             488,867           127,542            435,491
                                      ----------          ----------       -----------        -----------

Portfolio Expenses

General and administrative               21,711              64,291            23,998             65,313
Management fee                           18,653              55,960            15,960             48,737
Amortization                              1,861               5,584             1,861              5,584
                                      ----------          ----------       -----------        -----------
                                         42,225             125,835            41,819            119,634
                                      ----------          ----------       -----------        -----------


Net Income                          $   124,377         $   363,032       $    85,723        $   315,857
                                      ==========          ==========       ===========        ===========

Net income per limited
  partnership unit                  $     10.32         $     30.12       $      7.11        $     26.21
                                      ==========          ==========       ===========        ===========

Cash distributions per limited
  partnership unit                  $     15.65         $     44.54       $     50.75        $     75.75
                                      ==========          ==========       ===========        ===========

Number of limited partnership
  units outstanding during the
  period                                 11,931              11,931            11,931             11,931
                                      ==========          ==========       ===========        ===========

(See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                      Quarter Ended         Nine Months Ended            Quarter Ended            Nine Months Ended
                    September 30, 1996      September 30, 1996         September 30, 1995         September 30, 1995
                  ---------------------   ---------------------       --------------------     -----------------------

                   General     Limited      General     Limited      General       Limited       General       Limited
                   Partners    Partners     Partners    Partners     Partners      Partners      Partners      Partners
                   --------    --------     --------    --------     --------      --------      --------      --------
Balance at
  beginning
  of period        $ (8,409)  $8,413,930   $ (7,314)   $8,522,348   $  (5,474)   $ 9,145,978    $  (4,762)    $9,216,420

Cash
  distributions      (1,886)    (186,720)    (5,368)     (531,406)     (1,657)      (605,498)      (4,670)      (903,773)

Net income            1,243      123,134      3,630       359,402         858         84,865        3,159        312,698
                   ---------   ----------  ----------   ----------  ----------    -----------   -----------   ------------
Balance at end
  of period        $ (9,052)  $8,350,344   $ (9,052)   $8,350,344   $  (6,273)   $ 8,625,345    $  (6,273)    $8,625,345
                   =========  ===========  ==========   ==========  ==========    ===========   ===========   ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                        Nine Months Ended September 30,
                                        -------------------------------
                                              1996             1995
                                           ----------       ----------
Net cash provided by operating
   activities                            $    575,525   $     565,209
                                           -----------    ------------

Cash flows from investing activity:
   Decrease (increase) in short-term
   investments, net                            99,661        (536,562)
                                           -----------    ------------

Cash flows from financing activity:
   Distributions to partners                 (536,774)       (908,443)
                                           -----------    ------------

Net increase (decrease) in cash and
   cash equivalents                           138,412        (879,796)

Cash and cash equivalents:
   Beginning of period                      1,362,861       2,041,833
                                           -----------    ------------

   End of period                         $  1,501,273   $   1,162,037
                                           ===========    ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in September 1989, and acquired the two real estate investments it currently owns prior to the end of 1992. It intends to dispose of its investments within six to nine years of their acquisition, and then liquidate.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                            ------------------------

                                  September 30, 1996  December 31, 1995
                                  ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,135,813 and $1,723,970        $  11,758,847    $  12,034,508
  Other                                     684,262          809,782
                                       -------------      -----------
                                         12,443,109       12,844,290
                                       -------------      -----------

Liabilities
  Note payable (a)                        1,088,819        1,101,426
  Other                                     251,155          184,916
                                       -------------      -----------
                                          1,339,974        1,286,342
                                       -------------      -----------

Net assets                            $  11,103,135    $  11,557,948
                                       =============      ===========

(a) Note payable to an insurance company, secured by one building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable.

                              Results of Operations
                             ----------------------

                                         Nine Months Ended September 30,
                                              1996           1995
                                          -----------    -----------
Revenue
  Rental income                          $ 1,524,036    $ 1,389,032
  Other income                                 3,999          2,756
                                           ----------     ----------
                                           1,528,035      1,391,788
                                           ----------     ----------

Expenses
  Operating expenses                         329,495        290,572
  Depreciation and amortization              456,951        443,756
  Interest expense                            76,028         77,137
                                           ----------     ----------
                                             862,474        811,465
                                           ----------     ----------
Net income                               $   665,561    $   580,323
                                           ==========     ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $188,606 ($15.65 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


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

     At September 30, 1996, the Partnership had $1,697,623 in cash, cash equivalents, and short-term investments, of which $188,606 was used for cash distributions to the partners on October 24, 1996; the remainder is being retained for working capital reserves. In July 1995, the Partnership reduced these working capital reserves by making a capital distribution of $441,447 ($37 per limited partnership unit). After the distribution, the Partnership's adjusted capital contribution was $963 per unit. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations related to the first three quarters of 1996 were made at the annualized rate of 6.5% on the adjusted capital contribution. Distributions of cash from operations in 1995 were made at the annualized rate of 5.5% on a capital contribution of $1,000 per unit for the first two quarters and on the weighted average adjusted capital contribution for the third quarter. The distribution rate was increased in 1996 due to improvements in cash flow from the Partnership's investments.

     The carrying value of real estate investments in the financial statements at September 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by $1,700,000 and $600,000, respectively. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Newhew and Shasta Way investments had been structured as joint ventures with a real estate management/development firm and, in one case, an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 42%.

     Operating Factors

     Occupancy remained at 100% at Hohokam Corporate Center (Newhew's Phase I investment) during the third quarter of 1996. The property was 83% leased at December 31, 1995 and September 30, 1995. Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

     Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

     Investment Results

     Interest income on cash equivalents and short-term investments for the nine months ended September 30, 1996 decreased approximately $22,000, or 26%, compared to the corresponding period in 1995, primarily due to lower invested balances as a result of the distribution of excess working capital reserves in mid-1995, as well as to lower short-term yields.

     Joint venture earnings were $427,583 and $352,268 for the nine months ended September 30, 1996 and 1995, respectively. Joint venture earnings in 1996 are comprised of operating income of $256,330 at Newhew and $171,253 at Shasta Way; corresponding 1995 earnings were $188,201 at Newhew and $164,067 at Shasta Way. The improvement at Newhew is primarily due to increased rental income at Hohokam as a result of an increase in occupancy and rental rates.

     Operating cash flow increased by approximately $10,000 between the first nine months of 1995 and 1996, which is less than the increase in operating results, primarily due to the timing of distributions from both Shasta Way and Newhew.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses were substantially unchanged between the first nine months of 1996 and 1995 as decreases in legal and appraisal fees were partially offset by increases in certain professional fees and printing costs.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two nine-month periods due to the increase in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART II


                                OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COPLEY REALTY INCOME PARTNERS 4;
                         A LIMITED PARTNERSHIP
                         (Registrant)



November 12, 1996            /s/ Peter P. Twining
                            -----------------------------
                                Peter P. Twining
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Fourth Income Corp.


November 12, 1996            /s/ Daniel C. Mackowiak
                            -----------------------------
                                Daniel C. Mackowiak
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Income Corp.