Form 10-K405
period 1996-12-31
COPLEY REALTY INCOME PARTNERS 4
filed 1997-03-28
CIK 847450

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-18735
                              __________________

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)
       Massachusetts                                       04-3058134
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 225 Franklin Street
   Boston, Massachusetts                                    02110
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No voting stock is held by nonaffiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


                                     None

Page 1 of ____ pages (including exhibits).  Exhibit Index on Page ____.

                                    PART I
                                    ------

 Item 1.  Business.
          --------

     Copley Realty Income Partners 4; A Limited Partnership (the
"Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on March 16, 1989, to invest primarily in newly constructed and existing income-producing real properties.


     The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Fourth Income Corp. (the "Managing General Partner") and ICOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on March 23, 1989, with respect to a public offering of 40,000 units of limited partnership interest at a price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $100,000,000). The Registration Statement was declared effective on June 30, 1989.

     The first sale of Units occurred on November 9, 1989, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of initial investors was admitted to the Partnership on December 31, 1990. As of December 31, 1990, a total of 11,931 Units had been sold, a total of 966 investors had been admitted as limited partners (the "Limited Partners") and a total of $11,899,370 had been contributed to the capital of the Partnership.

     In 1989 and 1991, the Partnership acquired two real property investments which it continues to hold and use. These investments are described below. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A.   Industrial Building in Simi Valley, California ("Shasta Way").
          -------------------------------------------------------------

     On September 29, 1989, the Partnership acquired a 25.2% interest in a joint venture formed with Copley Realty Income Partners 3; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 34.8% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1996, the Partnership had contributed $5,149,893 to the capital of the joint venture out of a maximum commitment of $5,512,500. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitled the Partnership to receive 25.2% of remaining cash flow and 25.2% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity. Effective January 1, 1996, the joint venture agreement was amended. The Developer withdrew from the joint venture and its interest was proportionately assigned to the other venturers, resulting in the Partnership and the Affiliate increasing their ownership interests to 42% and 58%, respectively. As the Developer had no financial equity in the joint venture, the restructuring had no financial impact on the Partnership.

     The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of an approximately 235,080 square foot industrial building. As of December 31, 1996, the facility was 100% leased to one tenant until December 1998. The lease includes two five-year renewal options.

     B.   Industrial Buildings in Tempe, Arizona ("Newhew").
          -------------------------------------------------

     On April 1, 1991, the Partnership acquired a 75% interest in a joint venture with California Property Investment Company. The Partnership committed to fund a maximum of $3,550,000 to the joint venture, of which $1,000,000 was to be in the form of equity capital and $2,550,000 was to be in the form of a loan secured by a deed of trust encumbering any real property owned by the joint venture. Effective May 8, 1992, the joint venture agreement was amended to provide that the Partnership would fund $2,185,000 in the form of equity capital and $1,365,000 in the form of a loan. The interest of the Partnership in the joint venture was also increased to 80%. As of December 31, 1996, $1,602,685 and $1,365,000 had been funded as equity contributions and loan advances, respectively.

     Interest only on the loan is payable monthly at the rate of 10% per annum. The loan will mature on August 1, 1999. The loan is prepayable at any time, in whole or in part, without premium or penalty within the six months preceding the maturity date of the loan.

     The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. The priority return was permitted to accrue for the first three years, to the extent sufficient cash flow was not available therefor, with such accrued return compounding monthly. The joint venture agreement also entitles the Partnership to receive 80% of the net proceeds of sales and refinancings after return of its capital and 80% of cash flow remaining after payment of the priority return.

     The joint venture owns three buildings located in Tempe, Arizona. In 1991 the joint venture acquired two of the three buildings. These two buildings, containing approximately 52,300 square feet, are multi-tenanted industrial facilities built on approximately 164,000 square feet of land. The buildings are 99% leased as of December 31, 1996. In February 1997, the Partnership executed a letter of intent to sell these two buildings in April 1997 for a price which exceeded their carrying value.

     During the second quarter of 1992, the joint venture purchased the third building, an 83,200 square foot industrial building built on approximately 180,000 square feet of land (the "Property"), which, as of December 31, 1996, was 100% leased. Upon the acquisition of this building, the joint venture assumed the seller's obligations under a loan from New England Mutual Life Insurance Company ("New England Life") in the principal amount of $1,250,000, which amount was reduced to $900,000 at closing as a result of a partial prepayment of the loan by the seller. The loan had a maturity date of September 1, 1992, with interest payable monthly at the rate of 8.5% per annum, and was secured by a first mortgage of the Property.

     In July 1992, the joint venture obtained a loan from Principal Mutual Life insurance Company in the original principal amount of $1,150,000. The loan has a term of seven years, bears interest at the rate of 9.25% per annum, with payment of principal and interest to be made monthly based on a 25-year amortization schedule, and is secured by a first mortgage on the Property. The proceeds of this loan were used to discharge the loan from New England Life and to return a portion of the Partnership's capital.

Item 2.   Properties
          ----------

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

------------------------------------------------------------------------------------------------------------------------------------
                                         NUMBER
                             ESTIMATED     OF
                               1997     TENANTS                      SQUARE    ANNUAL
                              ANNUAL    WITH 10%                     FEET OF   CONTRACT
                              REALTY    OR MORE    NAME(S) OF          EACH      RENT     LEASE      RENEWAL        LINE OF BUSINESS
         PROPERTY              TAXES     OF GLA     TENANT(S)        TENANT   PER  S. F. EXPIRATION  OPTIONS    OF PRINCIPAL TENANTS
------------------------------------------------------------------------------------------------------------------------------------
Industrial Building in                                                                               Two 5 year
 Simi Valley, CA              $ 74,316    1     Bugle Boy Industries  235,080    $4.87     12/1998    options  Apparel Manufacturer

Industrial Buildings in
 Tempe, AZ                    $127,500    2     LD Brinkman            33,280    $3.25     11/1998      None   Carpet & Tile Outlet
                                                Reconditioned Systems  49,920    $3.96      4/2001      None   Reconditioned Modular
                                                                                                               Furniture/Distributor
------------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------------------------------------
                                            GROSS LEASABLE      YEAR-END        RENTAL       NET EFFECTIVE
                                                 AREA           OCCUPANCY       REVENUE     RENT ($/SF/YR)*
                                                                              RECOGNIZED
--------------------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
----------------------------------------
                  1992                            235,080             0%     $        0            $0.00
                  1993                            235,080            80%     $  863,430            $6.12
                  1994                            235,080           100%     $1,157,494            $5.28
                  1995                            235,080           100%     $1,163,851            $4.95
                  1996                            235,080           100%     $1,208,205            $5.14

Industrial Buildings in Tempe, AZ
----------------------------------------
                  1992                            114,700           100%     $  539,110            $4.77
                  1993                            135,500            89%     $  629,511            $5.12
                  1994                            135,500           100%     $  682,663            $5.06
                  1995                            135,500            93%     $  688,912            $5.27
                  1996                            135,500            99%     $  824,313            $6.08
--------------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:

-----------------------------------------------------------------------------------------------------
                                             TENANT AGING REPORT
-----------------------------------------------------------------------------------------------------

                PROPERTY                  # OF LEASE      TOTAL         TOTAL      PERCENTAGE OF
                                          EXPIRATIONS  SQUARE FEET  ANNUAL RENTAL   GROSS ANNUAL
                                                                                      RENTAL*
-----------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
----------------------------------------
                  1997                              0            0     $        0              0%
                  1998                              1      235,080     $1,144,191            100%
                  1999                              0            0     $        0              0%
                  2000                              0            0     $        0              0%
                  2001                              0            0     $        0              0%
                  2002                              0            0     $        0              0%
                  2003                              0            0     $        0              0%
                  2004                              0            0     $        0              0%
                  2005                              0            0     $        0              0%
                  2006                              0            0     $        0              0%

Industrial Buildings in Tempe, AZ
----------------------------------------
                  1997                              4       14,200     $   70,824             11%
                  1998                              4       52,751     $  243,720             38%
                  1999                              4       11,219     $   81,348             13%
                  2000                              0            0     $        0              0%
                  2001                              2       55,960     $  247,980             38%
                  2002                              0            0     $        0              0%
                  2003                              0            0     $        0              0%
                  2004                              0            0     $        0              0%
                  2005                              0            0     $        0              0%
                  2006                              0            0     $        0              0%
-----------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenants.

          The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

---------------------------------------------------------------------------------------
Depreciable Assets
                                           Rate of               Life    Accumulated
    Entity / Property       Tax Basis   Depreciation   Method  in years  Depreciation
Newhew
--------------------------
Land Improvements           $    1,903           N/A   150%DB        15    $      749
Building & Improvements         16,957         2.56%   SL            39           852
Building & Improvements      3,248,637         3.17%   SL          31.5       506,620
                            ----------                                     ----------
Total Depreciable Assets     3,267,497                                        508,221
                            ----------                                     ----------


Shasta Way
--------------------------
Building & Improvements      6,643,803         3.17%   SL          31.5     1,076,551
                            ----------                                     ----------
Total Depreciable Assets     6,643,803                                      1,076,551
                            ----------                                     ----------

Total Depreciable Assets    $9,911,300                                     $1,584,772
                            ==========                                     ==========

---------------------------------------------------------------------------------------

SL = Straight-Line
DB = Declining Balance

          Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

     A)   Industrial Building in Simi Valley, CA
          --------------------------------------

          This property is located within the greater Los Angeles industrial market, consisting of 957 million square feet. More specifically, the property is located within the San Fernando Valley industrial market, which consists of 72 million square feet, or 8% of the total greater Los Angeles industrial market. As of September 30, 1996, the San Fernando Valley industrial vacancy rate was approximately 7.3%, reflecting a small improvement from the vacancy rate reported as of September 30, 1995, but representing a significant improvement from the 20% vacancy rate reported as of December 31, 1993. Similar to other areas of southern California, some speculative construction occurred in 1996, although most of the construction related to build-to-suit contracts. Low vacancy and limited speculative construction have resulted in the stabilization of rental rates. Rental rates on quality buildings are increasing.

     B)   Industrial Buildings in Tempe, AZ
          ---------------------------------

     This property is located in the metropolitan Phoenix market which has an inventory of approximately 149 million square feet of industrial space. Approximately 7% was vacant as of September 30, 1996, compared to the 6% and 7% vacancy rates as of December 31, 1995 and 1994, respectively. Rental rates in the Phoenix area continue to increase. Approximately 4.4 million square feet of industrial space is under construction in metropolitan Phoenix.

Item 3.   Legal Proceedings.
          ------------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1996, there were 973 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated November 9, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $746,880. For the year ended December 31, 1995, cash distributions paid in 1995, or distributed after year end with respect to 1995, to the Limited Partners as a group totaled $1,087,271, including $441,447 representing a discretionary reduction of cash reserves.

         Cash distributions exceeded net income in 1996 and 1995 and, therefore, resulted in a reduction of partners' capital. Distributions of operating cash flow exceeded cash provided by operating activities in 1995 and approximated cash provided by operating activities in 1996. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.


Item 6.   Selected Financial Data
          -----------------------

                             For Year        For Year        For Year      For Year      For Year
                             Ended or        Ended or        Ended or      Ended or      Ended or
                              as of           as of           as of         as of         as of
                             12/31/96      12/31/95 (1)      12/31/94      12/31/93      12/31/92
                             --------      ------------      --------      --------      --------
Revenues                  $    579,858      $    528,841     $  457,607    $  374,044    $  189,181


Net Income                $    411,744      $    373,189     $  319,952    $  233,211    $   37,622


Net Income
per Unit of Limited
Partnership Interest
Outstanding               $      34.17      $      30.97     $    26.55    $    19.35    $     3.12



Total Assets              $  8,272,345      $  8,576,307     $9,266,255    $9,392,718    $9,524,875
                          ------------      ------------     ----------    ----------    ----------



Total Cash Distri-
butions per Unit of
Limited Partnership
Interest, including
amounts distributed
after year end with
respect to the
previous year             $      62.60      $      91.13     $    41.25    $    30.00    $    40.00
                          ------------      ------------     ----------    ----------    ----------


          (1) Cash distributions include a discretionary reduction of cash reserves of $37.00 per Limited Partnership Unit, which was classified as a return of capital.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1990 and a total of 11,931 units were sold. The Partnership received proceeds of $10,097,962, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 hereof.

     At December 31, 1996, the Partnership had $1,652,785 in cash, cash equivalents and short-term investments, of which $188,606 was used for cash distributions to partners on January 30, 1997; the remainder is being retained for working capital reserves. In July 1995, the Partnership reduced these working capital reserves by making a capital distribution of $441,447 ($37 per limited partnership unit). After the distribution, the Partnership's adjusted capital contribution was $963 per unit. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to all four quarters of 1996 were made at the annualized rate of 6.5% on the adjusted capital contribution. The distribution rate for all four quarters of 1995 was 5.5% on the weighted average adjusted capital contribution during the year. The distribution rate was increased in 1996 due to improvements in cash flow from the Partnership's investments.

     The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by a total of $2,400,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Newhew and Shasta Way investments have been structured as joint ventures with a real estate management/development firm and, in one case, an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/ development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 42%.

     Operating Factors

     Newhew's Phase I buildings were 99% leased as of December 31, 1996, up from 83% at December 31, 1995. Leasing was 100% at December 31, 1994. Newhew's industrial building (Phase II) has been 100% leased to two tenants since its acquisition in 1992.

     In February 1997, the Partnership executed a letter of intent to sell the two Phase I buildings in April 1997 for a price which exceeds their carrying value.

     The Shasta Way venture completed the construction of its industrial facility in 1991. A lease was executed for 80% of the building commencing April 1, 1993, and as of May 1, 1994, the tenant had leased the entire building through December 31, 1998.

     Three tenants each contributed more than 10% of the rental revenue recognized by the Partnership's investments (collectively 68%) for 1996. These tenants were current with regard to lease payments at December 31, 1996; management is not aware of any impairment in the tenants' ability to continue to perform in accordance with the terms of their respective leases.

     Investment Results

     Interest on cash equivalents and short-term investments decreased approximately $22,000 in 1996 as compared to 1995, primarily due to lower invested balances as a result of the distribution of working capital reserves in mid-1995 and the increase in the distribution rate in 1996. Short-term investment income increased by approximately $24,000 from 1994 to 1995 as higher short-term yields were partially offset by decreases in the average investment balances.

     Joint venture earnings were $497,089, $423,860 and $376,220 for the years ended December 31, 1996, 1995 and 1994, respectively. Joint venture earnings from Shasta Way were $237,663, $226,384 and $169,946 in the respective years. The improvement in 1996 is the result of a rental increase in October 1995, partially offset by increased operating expenses. The increase in 1995 is primarily due to the cost of earthquake repairs incurred in 1994, of which the Partnership's share was approximately $46,000. Joint venture earnings from Newhew were $259,426, $197,476 and $206,274 in the corresponding years. The increase in 1996 is primarily due to increases in average occupancy and rental rates, partially offset by higher operating expenses. The decline in 1995 is due to a decrease in occupancy, as well as an increase in operating expenses, partially offset by an improvement in rental rates.

     Operating cash flow from Shasta Way was $470,736, $409,500 and $364,350 in 1996, 1995 and 1994, respectively. Operating cash flow from Newhew was $316,478, $342,883 and $269,409 in 1996, 1995 and 1994, respectively. The changes differ from the trend in investment results due to the timing of cash distributions by the ventures. Most notably, the Newhew venture has retained cash in 1996 to fund tenant improvements and a new roof at the Hohokam property.

     Portfolio Expenses

     General and administrative expenses primarily consist of accounting, real estate appraisal, servicing agent and legal fees and printing costs. These expenses increased 3% in 1996 as compared to 1995 primarily due to increases in printing and appraisal fees, partially offset by decreased legal fees. General and administrative expenses increased 5% between 1994 and 1995 as increased legal and professional fees were partially offset by lower printing and appraisal fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves, as determined by the Managing General Partner. The fee increases in 1996 and 1995, compared to the respective prior years, are the result of increases in distributable cash flow. A portion of the cash distributions in 1995 was attributable to a discretionary reduction of cash reserves. To the extent the distributed reserves had not been generated from operations, no management fee was payable.

Inflation
---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          Financial Disclosure.
          --------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.

Name                       Position(s) with the Managing General Partner                  Age
----                       ---------------------------------------------                  ---

Joseph W. O'Connor         President, Chief Executive Officer and Director                50
Daniel J. Coughlin         Managing Director and Director                                 44
Peter P. Twining (1)       Managing Director, General Counsel and Director                50
Wesley M. Gardiner, Jr.    Vice President                                                 38
Daniel C. Mackowiak        Principal Financial and Accounting Officer                     45
James J. Finnegan (2)      Managing Director, General Counsel and Director                36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

          Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on March 14, 1989. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

          (c)  Identification of Certain Significant Employees.
               -----------------------------------------------

               None.

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The Managing General Partner was incorporated in Massachusetts on March 14, 1989. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

          Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW") since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New

England"), which has been merged with and into Meropolitian Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

          Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

          Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

          Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

     Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

(f)       Involvement in Certain Legal Proceedings.
          ----------------------------------------

          None.

Item 11.  Executive Compensation.
          ----------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 5 of Notes to the Financial Statements.

     The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash Distributions to General Partners include amounts distributed after year-end with respect to 1996.

                                                                              Amount of
                                                                             Compensation
                                                                                 and
Receiving Entity                      Type of Compensation                   Reimbursement
----------------                      --------------------                   -------------
AEW Real Estate Advisors, Inc.        Management Fees and
(formerly known as Copley Real        Reimbursement of Expenses              $     85,613
Estate Advisors, Inc.)

General Partners                      Share of Distributable Cash                   7,544

New England Securities Corporation    Servicing Fees
                                      and Reimbursement
                                      of Expenses                                   1,507

Back Bay Advisors, L.P.               Short-term Investment
                                      Advisory Services                             1,507
                                                                             ------------
                                      TOTAL                                  $     96,171
                                                                             ============

     For the year ended December 31, 1996, the Partnership allocated $5,838 of taxable income to the General Partners.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

     (b)  Security Ownership of Management.
          --------------------------------

          The General Partners of the Partnership owned no Units at December 31, 1996.

     (c)  Changes in Control.
          ------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13.       Certain Relationships and Related Transactions.
               ----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14.       Exhibits, Financial Statements, and Reports on Form 8-K.
               -------------------------------------------------------

     (a)  The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statement Index No. 2 and Financial Statement Index No. 3 are filed as part of this Annual Report.

               (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and
     Schedule is filed as part of this Annual Report.

     (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

 (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                        Copley Realty Income Partners 4;

                             A Limited Partnership







                             Financial Statements

                                 * * * * * * *






                               December 31, 1996

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page  #

Report of Independent Accountants.......................................

Financial Statements:

   Balance Sheet - December 31, 1996 and 1995...........................

   Statement of Operations - For the Years Ended
    December 31, 1996, 1995 and 1994....................................

   Statement of Changes in Partners' Capital (Deficit) - For the
    Years Ended December 31, 1996, 1995 and 1994........................

   Statement of Cash Flows - For the Years Ended
    December 31, 1996, 1995 and 1994....................................

   Notes to Financial Statements........................................

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation at
     December 31, 1996..................................................

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's joint venture investees for the years ended December 31, 1996, 1995, and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $497,089, $423,860 and $376,220 for the years ended December 31, 1996, 1995 and 1994, respectively. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the years ended December 31, 1996, 1995 and 1994, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP
-------------------------
Boston, Massachusetts
March 13, 1997

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEET
                                                December 31,
                                    -----------------------------------
                                       1996                     1995
                                    ----------                ----------
ASSETS

Real estate joint ventures           $6,619,560              $6,917,131

Cash and cash equivalents               941,045               1,362,861
Short-term investments                  711,740                 296,315
                                     ----------              ----------

                                     $8,272,345              $8,576,307
                                     ==========              ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   52,294              $   45,492
Accrued management fee                   18,653                  15,781
                                     ----------              ----------
Total liabilities                        70,947                  61,273
                                     ----------              ----------

Partners' capital (deficit):
 Limited partners ($963 per unit,
 100,000 units authorized; 11,931
 units issued and outstanding)        8,211,849               8,522,348
 General partners                       (10,451)                 (7,314)
                                     ----------              ----------
Total partners' capital               8,201,398               8,515,034
                                     ----------              ----------

                                     $8,272,345              $8,576,307
                                     ==========              ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                Year ended December 31,
                                         ------------------------------------
                                           1996           1995         1994
                                         --------       --------     --------
INVESTMENT ACTIVITY

 Joint venture earnings               $497,089          $423,860       $376,220
 Interest on cash equivalents
  and short-term investments            82,769           104,981         81,387
                                      --------          --------       --------
                                       579,858           528,841        457,607
                                      --------          --------       --------

PORTFOLIO EXPENSES

 General and administrative             86,055            83,688         79,332
 Management fee                         74,613            64,518         49,166
 Amortization                            7,446             7,446          9,157
                                      --------          --------       --------
                                       168,114           155,652        137,655
                                      --------          --------       --------

NET INCOME                            $411,744          $373,189       $319,952
                                      ========          ========       ========

Net income per limited
 partnership unit                     $  34.17          $  30.97       $  26.55
                                      ========          ========       ========

Cash distributions per limited
 partnership unit                     $  60.19          $  89.14       $  37.50
                                      ========          ========       ========

Number of limited partnership
 units outstanding during the year      11,931            11,931         11,931
                                      ========          ========       ========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                         Year ended December 31,
                                -----------------------------------------------------------------------
                                        1996                    1995                     1994
                                ----------------------  -----------------------  ----------------------
                                 General     Limited     General     Limited      General     Limited
                                Partners    Partners    Partners     Partners    Partners    Partners
                                ---------  -----------  ---------  ------------  ---------  -----------
Balance at beginning of year    $ (7,314)  $8,522,348    $(4,762)  $ 9,216,420    $(3,442)  $9,347,080

Cash distributions                (7,254)    (718,126)    (6,284)   (1,063,529)    (4,519)    (447,413)

Net income                         4,117      407,627      3,732       369,457      3,199      316,753
                                --------   ----------    -------   -----------    -------   ----------

Balance at end of year          $(10,451)  $8,211,849    $(7,314)  $ 8,522,348    $(4,762)  $9,216,420
                                ========   ==========    =======   ===========    =======   ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                    Year ended December 31,
                                                    -----------------------------------------------
                                                       1996              1995              1994
                                                    ----------        -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $  411,744        $   373,189       $  319,952
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization                                           7,446              7,446            9,157
  Equity in joint venture earnings                    (497,089)          (423,860)        (376,220)
  Cash distributions from joint ventures               787,214            752,383          633,759
  Increase in operating liabilities                        181              6,220            5,517
                                                    ----------        -----------       ----------
    Net cash provided by operating activities          709,496            715,378          592,165
                                                    ----------        -----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                 -            (28,678)               -
 Increase in short-term investments, net              (405,932)          (295,859)               -
                                                    ----------        -----------       ----------
   Net cash used in investing
    activities                                        (405,932)          (324,537)               -
                                                    ----------        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                            (725,380)        (1,069,813)        (451,932)
                                                    ----------        -----------       ----------
   Net cash used in financing
    activity                                          (725,380)        (1,069,813)        (451,932)
                                                    ----------        -----------       ----------

 Net increase (decrease) in cash and cash
  equivalents                                         (421,816)          (678,972)         140,233

Cash and cash equivalents:
 Beginning of year                                   1,362,861          2,041,833        1,901,600
                                                    ----------        -----------       ----------

 End of year                                        $  941,045        $ 1,362,861       $2,041,833
                                                    ==========        ===========       ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired the two real estate investments it currently owns prior to the end of 1992. It intends to dispose of its investments within six to nine years of their acquisition, and then liquidate.

     The Managing General Partner of the Partnership is Fourth Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ICOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

Management
----------

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($11,000 in 1996, $10,627 in 1995, and $3,196 in 1994).
Acquisition fees were based on 3% of the gross proceeds of the offering and were paid at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $1,507, $1,356 and $1,914 in 1996, 1995 and 1994 respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $1,507, $1,636 and $1,615 in 1996, 1995 and 1994, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Accounting Estimates
--------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

Real Estate Joint Ventures
--------------------------

     Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost, plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions, except for the venture which includes an affiliate of the Partnership, which has substantial economic equity in the project.

Capitalized Costs, Depreciation and Amortization
------------------------------------------------

     Maintenance and repair costs are expensed as incurred; significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

     Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

Realizability of Real Estate Investments
----------------------------------------

     The carrying value of a real estate investment is reduced to its estimated fair market value, if the investment carrying value is determined not to be recoverable through expected undiscounted future cash flows. Further, if an impaired investment is being held for sale, the carrying value is also reduced for the estimated costs of sale. Property held for sale is not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by a total of $2,400,000. At December 31, 1995, the appraised values exceeded the carrying values by a total of $1,500,000.

     The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments
-------------------------------------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments were in commercial paper with less than two and three months, respectively, remaining to maturity.

Income Taxes
------------

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

Per Unit Computations
---------------------

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or the withdrawal from, the Partnership.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The Partnership has invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership has also made a loan to one of the ventures, which has been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

     Shasta Way
     ----------

     On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make capital contributions of up to $5,512,500, of which $5,149,893 was funded at December 31, 1996 and 1995. It is entitled to a preferred return of 10% per annum on its invested capital. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 25.2% to 42%; its affiliate's interest was increased to 58%.

     The aggregate minimum rents due to the venture under a non-cancelable lease are: 1997 - $1,144,000, 1998 - $1,188,000.

     Newhew
     ------

     On April 1, 1991, the Partnership entered into a joint venture with an affiliate of The Hewson Company. The Partnership has an 80% ownership interest. The venture owns land which is improved with three multi-tenant industrial buildings; two were acquired in 1991 and one in 1992. Effective May 8, 1992, the joint venture agreement was amended to provide that the Partnership fund $2,185,000 in the form of capital and $1,365,000 in the form of a loan to the venture. As of December 31, 1996 and 1995, respectively, $1,602,685 and $1,574,007 of the capital commitment had been contributed and the full amount of the loan had been funded. The Partnership is entitled to a preferential return on its capital at the rate of 10% per annum. The loan bears interest at 10% per annum, which is payable monthly, matures on August 1, 1999 and is prepayable at any time, without penalty if within six months of maturity.

     The aggregate minimum rents due to the venture under non-cancelable leases are: 1997 - $609,000, 1998 - $534,000, 1999 - $269,000, 2000 - $248,000, 2001 -
$75,000.

     In February 1997, the Partnership executed a letter of intent to sell during the second quarter of 1997, the two buildings acquired in 1991 for a price which exceeds their carrying value of approximately $1,700,000 at December 31, 1996. For the year then ended, the Partnership recognized joint venture earnings of $142,760 from these two buildings.

Summarized Financial Information
--------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                        December 31,
                                                   ------------------------
                                                      1996         1995
                                                   -----------  -----------
Assets
 Real property, at cost less accumulated
  depreciation of $2,282,330 and $1,723,970        $11,648,017  $12,034,508
 Other                                                 651,527      809,782
                                                   -----------  -----------
                                                    12,299,544   12,844,290

Liabilities
 Note payable (a)                                    1,084,418    1,101,426
 Other                                                 271,985      184,916
                                                   -----------  -----------

  Net assets                                       $10,943,141  $11,557,948
                                                   ===========  ===========

(a) Note payable to an insurance company, secured by one building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable.

                             Results of Operations
                             ---------------------

                                                  Year ended December 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
Revenue
 Rental income                             $2,032,518  $1,852,763  $1,840,157
 Other income                                  15,442      29,147      17,759
                                           ----------  ----------  ----------
                                            2,047,960   1,881,910   1,857,916
                                           ----------  ----------  ----------

Expenses
 Operating expenses                           492,492     434,860     402,914
 Earthquake repair expense                          -           -     109,610
 Interest expense                             101,173     102,670     104,035
 Depreciation and amortization                627,024     605,914     628,469
                                           ----------  ----------  ----------
                                            1,220,689   1,143,444   1,245,028
                                           ----------  ----------  ----------

Net income                                 $  827,271  $  738,466  $  612,888
                                           ==========  ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 4 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                              Year ended December 31,
                                           -----------------------------
                                             1996       1995      1994
                                           ---------  --------  --------

Net income per financial
 statements                                 $411,744  $373,189  $319,952

Timing differences:
  Joint venture earnings                     172,069   164,960    89,894
                                            --------  --------  --------

Taxable income                              $583,813  $538,149  $409,846
                                            ========  ========  ========


NOTE 5 - PARTNERS' CAPITAL
--------------------------

     Allocations of net income (loss) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     In the third quarter of 1995, the Managing General Partner determined that the Partnership's cash reserves should be reduced. Accordingly, a capital distribution of $441,447 was made to the limited partners ($37 per limited partnership unit).

     Net sale proceeds and financing proceeds will be allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $188,606 ($15.65 per limited partnership unit).

                       COPLEY REALTY INCOME PARTNERS  4
                             A LIMITED PARTNERSHIP

                                 SCHEDULE  III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   12/31/96

                                                                      Costs Capitalized
                                               Initial Cost to        Subsequent to              Gross amount at which
                                               the Partnership        Acquisition             Carried at Close of Period
                                             ----------------------   -------------------  --------------------------------

                                Encum -                 Buildings &   Improve -    Carrying                Buildings &
Description                     brances      Land     Improvements     ments       Costs       Land     Improvements     Total
----------------              ---------    --------  -------------   ---------    --------   --------   ------------  ----------
42% Interest in Hewson
 Shasta
Way Joint Venture.  Owners
of an industrial building in |------------------------------------   See Note A   ----------------------------------- $3,993,828
Simi Valley, California


80% Interest in Newhew
Associates Joint Venture.
Owners of three industrial
buildings (135,500 sq.ft)
on 8.4                      |------------------------------------   See Note A   ----------------------------------- $2,625,732
acres of land in Tempe,
Arizona.

                                                                                                                      ----------
          Total                                                                                                       $6,619,560
                                                                                                                      ==========

                                   Accumulated        Date of         Date      Depreciable
Description                        Depreciation     Construction    Acquired       Life
----------------                  --------------   --------------  ----------   -----------
42% Interest in Hewson
 Shasta
Way Joint Venture.  Owners
of an industrial building in         N/A               1991         9/29/89      31.5 Years
Simi Valley, California


80% Interest in Newhew
Associates Joint Venture.
Owners of three industrial
buildings (135,500 sq.ft)
 on 8.4                              N/A               1981         4/1/91       31.5 Years
acres of land in Tempe,
Arizona.

                        COPLEY REALTY INCOME PARTNERS 4
                            NOTE A TO SCHEDULE III
                                   12/31/96


                                                                                    1996
                                     BALANCE  AT        1996         1996           CASH                            BALANCE
                                      BEGINNING         CASH       EQUITY IN      RECEIVED           1996            AT END
                        PERCENT OF     OF YEAR     INVESTMENTS IN   INCOME/         FROM        AMORTIZATION  OF   OF PERIOD
DESCRIPTION             OWNERSHIP      (12/31/95)  JOINT VENTURES   (LOSS)     JOINT VENTURES   ACQUISITION FEES   (12/31/96)
-----------------------------------------------------------------------------------------------------------------------------
Hewson Shasta Way          42%        $4,231,633        $   0       $237,663     ($470,736)           ($4,732)     $3,993,828

Newhew                     80%         2,685,498            0        259,426      (316,478)            (2,714)      2,625,732

                                     ------------  -----------     ----------   ------------    --------------  -------------
                                      $6,917,131        $   0       $497,089     ($787,214)           ($7,446)     $6,619,560
                                     ============  ===========     ==========   ============    ==============  =============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                        OF HEWSON SHASTA WAY ASSOCIATES



                                                                        Page #
Independent Auditor's Report of Ernst & Young LLP......................

Balance Sheet - December 31, 1996 and 1995.............................

Statement of Operations - For the Years ended
 December 31, 1996, 1995 and 1994......................................

Statement of Changes in Partners' Capital - For the Years ended
 December 31, 1996, 1995 and 1994......................................

Statement of Cash Flows - For the Years ended
 December 31, 1996, 1995 and 1994......................................

Notes to Financial Statements..........................................

                                                            Financial Statements

                                                           SHASTA WAY ASSOCIATES
                                                           (A CALIFORNIA GENERAL
                                                                PARTNERSHIP)

                                                      December 31, 1996 and 1995

                       [LETTERHEAD OF ERNST & YOUNG LLP]

                        Report of Independent Auditors


To the Partners
Shasta Way Associates

We have audited the accompanying balance sheets of Shasta Way Associates (a California general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shasta Way Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

                                                               Ernst & Young LLP

Phoenix, Arizona
January 14, 1997

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                             Shasta Way Associates
                      (A California General Partnership)

                                Balance Sheets

                                                                             DECEMBER 31
                                                                          1996          1995
                                                                    ---------------------------
ASSETS
Cash                                                                $     166,413   $   103,331
Tenant receivables                                                        270,294       421,532
Rental property
 Land                                                                   2,977,867     2,977,867
 Buildings                                                              6,803,913     6,803,913
 Accumulated depreciation                                              (1,721,687)   (1,296,422)
                                                                    ---------------------------
                                                                        8,060,093     8,485,358
                                                                    ---------------------------
Other assets - net of accumulated amortization of $315,164
 in 1996 and $276,996 in 1995                                              79,051       117,219
                                                                    ---------------------------
                                                                    $   8,575,851   $ 9,127,440
                                                                    ===========================

LIABILITIES AND PARTNERS' CAPITAL
Security deposit                                                    $      62,400   $    62,400
Accounts payable and accrued expenses                                      12,185         8,171
Due to partners
 CRIP 3                                                                 1,694,054     1,475,792
 CRIP 4                                                                 1,226,586     1,068,589
Partners' capital                                                       5,580,626     6,512,488
                                                                    ---------------------------
                                                                    $   8,575,851   $ 9,127,440
                                                                    ===========================

See accompanying notes.                                                        2

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Operations

                                           YEAR ENDED DECEMBER 31
                                      1996          1995          1994
                                ------------------------------------------
Revenues
 Rental income                     $1,045,432    $1,012,427    $ 1,001,425
 Tenant reimbursements                162,773       151,424        156,069
 Interest and other income              3,636         3,992         11,520
                                ------------------------------------------
                                    1,211,841     1,167,843      1,169,014
                                ------------------------------------------

Expenses
 Rental operating expenses            160,800       155,744        156,069
 General and administrative            22,411        11,272         10,746
 Depreciation and amortization        463,433       462,485        488,623
 Guaranteed payments
  CRIP 3                              868,326       844,281        816,734
  CRIP 4                              628,733       611,374        591,428
 Earthquake repairs                         -             -        109,610
                                ------------------------------------------
                                    2,143,703     2,085,156      2,173,210
                                ------------------------------------------

Net loss                           $ (931,862)   $ (917,313)   $(1,004,196)
                                ==========================================

See accompanying notes.                                                        3

                             Shasta Way Associates
                      (A California General Partnership)

                        Statements of Partners' Capital

                                   HEWSON        COPLEY        COPLEY
                                    SHASTA       REALTY        REALTY
                                     WAY         INCOME        INCOME
                                    L.P.       PARTNERS 3    PARTNERS 4  TOTAL
                               -----------------------------------------------------
Partners' capital - (deficit)
 December 31, 1993             $(604,984)      $5,242,608    $3,796,373  $ 8,433,997
Net loss - 1994                        -         (582,434)     (421,762)  (1,004,196)
                               -----------------------------------------------------
Partners' capital - (deficit)
 December 31, 1994              (604,984)       4,660,174     3,374,611    7,429,801
Net loss - 1995                        -         (532,041)     (385,272)    (917,313)
                               -----------------------------------------------------
Partners' capital - (deficit)
 December 31, 1995              (604,984)       4,128,133     2,989,339    6,512,488
Transfer of interest             604,984         (350,891)     (254,093)           -
Net loss - 1996                        -         (540,480)     (391,382)    (931,862)
                               -----------------------------------------------------
Partners' capital -
 December 31, 1996             $       -       $3,236,762    $2,343,864  $ 5,580,626
                               =====================================================

See accompanying notes.                                                        4

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31
                                                                   1996     1995          1994
                                                              ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(931,862)  $ (917,313)   $(1,004,196)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation and amortization                                463,433      462,485        488,623
   Decrease (increase) in tenant receivables                    151,238       74,093        (27,957)
   Increase (decrease) in accounts payable and
    accrued expenses                                              4,014         (672)         8,843
   Increase in due to partners                                  376,259      480,655        540,662
                                                              ----------------------------------------
Total adjustments                                               994,944    1,016,561      1,010,171
                                                              ----------------------------------------
Net cash provided by operating activities                        63,082       99,248          5,975
                                                              ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                                          -       (9,482)             -
Deletions from other assets                                           -            -          3,356
                                                              ----------------------------------------
Net cash (used in) provided by investing activities                   -       (9,482)         3,356
                                                              ----------------------------------------
Net increase in cash                                             63,082       89,766          9,331
Cash at beginning of year                                       103,331       13,565          4,234
                                                              ----------------------------------------
Cash at end of year                                           $ 166,413   $  103,331    $    13,565
                                                              ========================================

See accompanying notes.                                                        5

                             Shasta Way Associates
                      (A California General Partnership)

                         Notes to Financial Statements

                          December 31, 1996 and 1995


1. ORGANIZATION AND OTHER MATTERS

Shasta Way Associates, formerly Hewson Shasta Way Associates (the Partnership), was formed September 29, 1989 as a California general partnership for the purpose of developing and operating a commercial industrial property in Simi Valley, California. The percentage ownership interests through December 31, 1995 were as follows:

               Hewson Shasta Way L.P., a California
                limited partnership (Hewson)             40.0%
               Copley Realty Income Partners 3 (CRIP 3)  34.8%
               Copley Realty Income Partners 4 (CRIP 4)  25.2%

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1996.

CRIP 3 and CRIP 4 are entitled to preferential cash payments to the extent of a stipulated return on their invested capital (Note 4). Prior to 1992, for financial reporting purposes, income and losses were allocated to the partners in accordance with their respective ownership interests, based on the long-term substance of the business enterprise and the requirement for all partners to fund capital, as described above. For the years ended December 31, 1995 and 1994, losses were allocated entirely to CRIP 3 and CRIP 4.

On January 1, 1996, the partners executed an Amended and Restated Statement of Partnership Agreement whereby Hewson transferred all of its right, title and interest in and to the Partnership to CRIP 3 and CRIP 4. The percentage ownership interests are as follows:

               Copley Realty Income Partners 3 (CRIP 3)  58.0%
               Copley Realty Income Partners 4 (CRIP 4)  42.0%

In 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.

                             Shasta Way Associates
                      (A California General Partnership)


                   Notes to Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTY

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1996, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant under an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $197,519 and $296,278 of deferred rent receivable at December 31, 1996 and 1995, respectively.

INCOME TAXES

Federal and state income taxes are not payable by the Partnership, since the partners report their proportionate share of taxable income or loss on their separate tax returns.

DEPRECIATION AND AMORTIZATION

Depreciation is provided on the straight-line method over the estimated lives of the assets, which are 31.5 years for the building and the term of the tenant's lease for tenant improvements.

Included in other assets are leasing commissions, which are amortized over the term of the related tenant's lease.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Shasta Way Associates
                      (A California General Partnership)

                   Notes to Financial Statements (continued)

3. RENTAL PROPERTY

At December 31, 1989 the rental property under development consisted of approximately 12 acres of land, with two existing buildings. During 1990, the existing buildings were demolished and construction of a 235,080 square-foot industrial building commenced. Construction was completed in June 1991.

The Partnership's property is being leased to a tenant under an operating lease which expires in December 1998. The lease provides for the tenant to reimburse the Partnership for operating expenses.

The following is a schedule of approximate minimum lease payments as of December 31, 1996:

                         1997           $1,144,000
                         1998            1,188,000
                         Thereafter              -
                                        ----------
                                        $2,332,000
                                        ==========

4. RELATED PARTY TRANSACTIONS

Under the terms of the Partnership agreement, as amended, Hewson Properties, Inc. (HPI), an affiliate of Hewson, was paid a development overhead fee of $272,428. CRIP 3 and CRIP 4 were paid development overhead fees of $48,370 and $35,026, respectively. These fees were paid beginning on the first day of the month following the start of demolition of the existing buildings and were capitalized to the rental property.

The Partnership agreement provides that CRIP 3 and CRIP 4 will be paid guaranteed payments of 10% per annum on invested capital (as defined). The cumulative unpaid guaranteed payments are included in due to partners in the accompanying balance sheets.

Included in rental operating expenses are $40,783, $36,933 and $34,250 of management fees paid to HPI in 1996, 1995 and 1994, respectively. These fees are paid at a rate of 3% of gross rental income received.

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                             OF NEWHEW ASSOCIATES


                                                                         Page #


Independent Auditor's Report of Ernst & Young LLP.......................

Balance Sheet - December 31, 1996 and 1995..............................

Statement of Operations - For the Years ended
 December 31, 1996, 1995 and 1994.......................................

Statement of Changes in Partners' Capital - For the Years ended
 December 31, 1996, 1995 and 1994.......................................

Statement of Cash Flows - For the Years ended
December 31, 1996, 1995 and 1994........................................

Notes to Financial Statements...........................................

                                                            Financial Statements

                                                               NEWHEW ASSOCIATES
                                                (AN ARIZONA GENERAL PARTNERSHIP)

                                                      December 31, 1996 and 1995

                [LETTERHEAD OF ERNST & YOUNG LLP APPEARS HERE]


                        Report of Independent Auditors


To the Partners
Newhew Associates

We have audited the accompanying balance sheets of Newhew Associates (an Arizona general partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newhew Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

                                                               Ernst & Young LLP

Phoenix, Arizona
January 17, 1997


       Ernst & Young LLP is a member of Ernst & Young International, Ltd       1

                               Newhew Associates
                       (An Arizona General Partnership)

                                Balance Sheets

                                                 DECEMBER 31
                                              1996          1995
                                        ---------------------------
ASSETS
Cash                                       $   39,050    $   83,592
Tenant receivables                             45,682        15,802
Rental properties
 Land                                         785,000       785,000
 Buildings                                  3,446,963     3,275,094
 Accumulated depreciation                    (572,559)     (436,816)
                                        ---------------------------
                                            3,659,404     3,623,278
                                        ---------------------------
 Other assets - net of accumulated
  amortization of $129,239 in 1996 and
  $98,743 in 1995                              51,037        68,306
                                        ---------------------------
                                           $3,795,173    $3,790,978
                                        ===========================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses
 Capital distributions                     $    4,800    $      510
 Other                                        141,315        64,710
Loan payable to partner                     1,365,000     1,365,000
Note payable secured by rental property     1,084,418     1,101,426
Other liabilities                              51,285        49,635
Partners' capital                           1,148,355     1,209,697
                                        ---------------------------
                                           $3,795,173    $3,790,978
                                        ===========================

See accompanying notes.                                                        2

                               Newhew Associates
                       (An Arizona General Partnership)

                             Statements of Income

                                      YEAR ENDED DECEMBER 31
                                    1996       1995       1994
                                ---------------------------------
Revenues
 Rental income                     $620,835   $564,013   $584,293
 Tenant reimbursements              203,478    124,899     98,370
 Other income                        11,806     25,155      6,239
                                ---------------------------------
                                    836,119    714,067    688,902
                                ---------------------------------

Expenses
 Rental operating expenses          260,303    225,218    189,769
 General and administrative          48,978     42,626     46,330
 Depreciation and amortization      166,239    146,077    142,494
 Interest                           237,673    239,170    240,535
                                ---------------------------------
                                    713,193    653,091    619,128
                                ---------------------------------

Net income                         $122,926   $ 60,976   $ 69,774
                                =================================

See accompanying notes.                                                        3

                               Newhew Associates
                      (An Arizona General Partnership)

                        Statements of Partners' Capital

                                          CALIFORNIA     COPLEY
                                           PROPERTY      REALTY
                                          INVESTMENT     INCOME
                                            COMPANY     PARTNERS 4      TOTAL
                                        ----------------------------------------

Partners' capital - December 31, 1993   $          -    $1,365,580    $1,365,580
Distributions - 1994                               -      (157,401)     (157,401)
Net income - For the year ended
 December 31, 1994                                 -        69,774        69,774
                                        ----------------------------------------
Partners' capital - December 31, 1994              -     1,277,953     1,277,953
Contributions - 1995                               -        28,678        28,678
Distributions - 1995                               -      (157,910)     (157,910)
Net income - For the year ended
 December 31, 1995                                 -        60,976        60,976
                                        ----------------------------------------
Partners' capital - December 31, 1995              -     1,209,697     1,209,697
Distributions - 1996                          (4,800)     (179,468)     (184,268)
Net income - for the year ended
 December 31, 1996                                 -       122,926       122,926
                                        ----------------------------------------
Partners' (deficit) capital -
 December 31, 1996                      $     (4,800)   $1,153,155   $ 1,148,355
                                        ========================================

See accompanying notes.                                                        4

                               Newhew Associates
                       (An Arizona General Partnership)

                            Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                                  1996        1995        1994
                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 122,926     $  60,976   $  69,774
Adjustments to reconcile net income to
 net cash provided by operating
 activities
  Depreciation and amortization                                166,239       146,077     142,494
  (Increase) decrease in tenant receivables                    (29,880)       22,758       1,998
  Increase (decrease) in accounts payable and accrued
   expenses                                                     80,895       (40,280)     19,976
  Increase (decrease) in other liabilities                       1,650         2,900      (2,147)
  Increase (decrease) in interest payable to partner                 -       (22,750)     11,375
                                                             -----------------------------------
Total adjustments                                              218,904       108,705     173,696
                                                             -----------------------------------
Net cash provided by operating activities                      341,830       169,681     243,470
                                                             -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties                                (171,869)       (3,592)    (13,366)
Additions to other assets                                      (13,227)            -      (5,745)
                                                             -----------------------------------
Net cash used in investing activities                         (185,096)       (3,592)    (19,111)
                                                             -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                                -        28,678           -
Capital distributions                                         (184,268)     (157,910)   (157,401)
Repayments of notes payable secured by rental property         (17,008)      (15,511)    (14,145)
                                                             -----------------------------------
Net cash used in financing activities                         (201,276)     (144,743)   (171,546)
                                                             -----------------------------------
Net (decrease) increase in cash                                (44,542)       21,346      52,813
Cash at beginning of period                                     83,592        62,246       9,433
                                                             -----------------------------------
Cash at end of period                                        $  39,050     $  83,592   $  62,246
                                                             ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
Cash paid during the year for interest                       $ 237,673     $ 261,920   $ 229,160
                                                             ===================================

See accompanying notes.                                                        5

                               Newhew Associates
                       (An Arizona General Partnership)

                         Notes to Financial Statements

                          December 31, 1996 and 1995


1. ORGANIZATION AND OTHER MATTERS

Newhew Associates (the Partnership) was formed April 1, 1991 as an Arizona general partnership for the purpose of acquiring commercial industrial properties located in Tempe, Arizona. Percentage ownership interests of the partners are as follows:

               California Property Investment Company (CPIC)    20%
               Copley Realty Income Partners 4 (CRIP 4)         80%

Income is allocated first to CRIP 4 to provide for a priority return of 10%, compounded monthly, on invested capital (as defined). Second, income is allocated to the partners in the amount of their respective default priority returns and deficit preferred returns (as defined). Thereafter, income is allocated to the Partners in accordance with their respective ownership interests. Losses are allocated to the Partners in accordance with their respective ownership interests.

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTIES

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the Properties were less than the carrying amount of the Properties. At December 31, 1996, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

INCOME RECOGNITION

The Partnership's properties are being leased to tenants under operating leases. Certain of the leases include provisions whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables is $5,794 of deferred rent receivable at December 31, 1996 and 1995.

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Federal and state income taxes are not payable by the Partnership, since the partners report their proportionate share of taxable income or loss on their separate tax returns.

DEPRECIATION AND AMORTIZATION

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are 31.5 years for the building and the related tenants' leases for tenant improvements.

Included in other assets are organization costs, which are amortized over five years using the straight-line method, and loan costs, which are amortized over the term of the respective loan.

Costs of obtaining leases are deferred and amortized on a straight-line basis over the respective lease periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RENTAL PROPERTIES

The rental properties consist of three industrial buildings comprising approximately 135,500 square feet, located on approximately 6.9 acres of land. Two of the industrial buildings, totaling approximately 52,300 square feet, were acquired in 1991 (the Hohokam Property). On May 12, 1992, the Partnership acquired one additional building, totaling approximately 83,200 square feet (the Fairmont Property). The Fairmont Property is 100% leased and the Hohokam Property is 97% leased at December 31, 1996. The Hohokam Property is held for sale.

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)

3. RENTAL PROPERTIES (CONTINUED)

The Partnership, as lessor, leases space to tenants for terms of up to seven years. These leases provide for minimum rents subject to adjustments as stated in the leases. Tenants are obligated to reimburse the partnership for their pro rata share of certain operating expenses. The approximate aggregate minimum rents due under these leases are as follows:

                         1997           $  609,000
                         1998              534,000
                         1999              269,000
                         2000              248,000
                         2001               75,000
                         Thereafter              -
                                        ----------
                                        $1,735,000
                                        ==========

4. RELATED PARTY TRANSACTIONS

Included in rental operating expenses are $26,654, $22,169 and $23,920 of management fees paid to Hewson Properties, Inc. (HPI), an affiliate of CPIC, during 1996, 1995 and 1994, respectively. These fees are paid at a rate of 3% of gross rental income received.

During 1996, 1995 and 1994, HPI was reimbursed $16,349, $20,722 and $21,718, respectively for an on-site manager's salary in accordance with terms of the management agreement. The amounts are included in general and administrative expenses in the accompanying statements of income.

5. LOAN PAYABLE TO PARTNER

Loan payable to partner consists of a loan payable to CRIP 4 under a $2,550,000 loan agreement dated August 1, 1991. On May 8, 1992, the loan agreement was amended and the maximum amount to be funded by CRIP 4 was limited to $1,365,000. Interest-only payments at 10% per annum are due monthly until August 1, 1999, at which time the principal balance and any unpaid interest will be due and payable. The loan is secured by the Hohokam Property. Included in interest expense in 1996, 1995 and 1994 is $136,500 of interest paid to CRIP 4.

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)


6. NOTE PAYABLE SECURED BY RENTAL PROPERTY

On July 6, 1992, the Partnership obtained a $1,150,000 loan from Principal Mutual Life Insurance Company (Principal Mutual). Interest accrues at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable. The note is secured by the Fairmont Property.

Future approximate principal payments on the note are due as follows:

                    1997           $   19,000
                    1998               20,000
                    1999            1,045,418
                                   ----------
                                   $1,084,418
                                   ==========

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                                       PAGE
NUMBER                                                                                       NUMBER
------                                                                                       ------
10A.      General Partnership Agreement of Hewson/Shasta Way Associates                        *
          dated as of September 29, 1989 between Hewson/Shasta Way, L.P.,
          Copley Realty Income Partners 3; A Limited Partnership and Copley
          Realty Income Partners 4; A Limited Partnership.

10B.      Joint Venture Agreement of Newhew Associates dated as of April 1,                    *
          1991 between California Property Investment Company and the Registrant.

10C.      Deed of Trust dated as of August 1, 1991 by and between Hewson
          Properties, Inc. ("Trustor"), TransAmerica Title Insurance Company
          ("Trustee") and the Registrant ("Beneficiary").

10D.      Loan Agreement entered into as of August 1, 1991, by and between                     *
          the Registrant and Newhew Associates.

10E.      Promissory Note Secured by Deed of Trust in the principal amount of                  *
          $2,550,000 by Newhew Associates to the Registrant dated August 1, 1991.

10F.      Parcel One Assignment of Rents and Leases dated August 1, 1991,                      *
          from Newhew Associates to the Registrant.

10G.      Purchase and Sale Agreement dated March 23, 1992 by and between                      *
          Boston Safe Deposit and Trust Company, as Trustee for the Owens-
          Illinois Master Retirement Trust ("Seller")
          and Newhew Associates ("Purchaser").

10H.      Indemnity Agreement and Assignment of Leases entered into                            *
          May 11, 1992 by and between Boston Safe Deposit and Trust Company, as Trustee for the Owens-Illinois Master Retirement Trust ("Seller")
          and Newhew Associates ("Purchaser").

10I.      First Amendment to Newhew Associates Joint Venture Agreement                         *
          dated as of May 8, 1992 by and between California Property
          Investment Company and the Registrant.

10J.      Assumption, Novation and Modification Agreement made as of May 12,                   *
          1992 by and between New England Mutual Life Insurance Company, as
          Lender, Boston Safe Deposit and Trust Company, as Trustee for the
          Owens Illinois Master Retirement Trust and Newhew Associates, as Borrowe

10K.      Secured Promissory Note in the principal amount of $1,150,000 by                     *
          Newhew Associates to Principal Mutual Life Insurance Company
          dated June 1992.

____________________________________________________________
 * Previously filed and incorporated herein by reference.

                                EXHIBIT INDEX
                                -------------

EXHIBIT                                                                                       PAGE
NUMBER                                                                                       NUMBER
------                                                                                       ------

 10L.     Deed of Trust, Security Agreement and Assignment of Rents dated                       *
          June 1, 1992 between Newhew Associates, as Trustor, Fidelity
          National Title Insurance Company, as Trustee, and Principal
          Mutual Life Insurance Company, as Beneficiary.

 10M.     Assignment of Leases and Rents dated June 1992 by Newhew                              *
          Associates, as Assignor, to Principal Mutual Life Insurance
          Company, as Assignee.

 10N.     Assignment of Indemnification dated June 1992 by Newhew                               *
          Associates to Principal Mutual Life Insurance Company.

10O.      Assignment and Assumption and Indemnity Agreement dated                               *
          January 1, 1996, by and between Hewson/Shasta Way L.P., a
          California limited partnership ("Assignor"), Copley Realty
          Income Partners 3; a Limited Partnership, a Massachusetts limited partnership ("CRIP 3"), and Copley Realty Income Partners 4;
          a Limited Partnership, a Massachusetts limited partnership
          ("CRIP 4").

10P.      First Amendment to General Partnership Agreement dated                                *
          January 1, 1996, as amended to date (the "Partnership
          Agreement") of Hewson Shasta Way Associates, a California
          general partnership, by and among Hewson/Shasta Way L.P.,
          a California limited partnership, Copley Realty Income
          Partners 3; a Limited Partnership, a Massachusetts limited partnership ("CRIP 3"), and Copley Realty Income Partners 4;
          a Limited Partnership, a Massachusetts limited partnership
          ("CRIP 4").

_____________________________________
 * Previously filed and incorporated herein by reference.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COPLEY REALTY INCOME PARTNERS 4;
                                   A LIMITED PARTNERSHIP



Date:  March 28, 1997               By:   /s/ Joseph W. O'Connor
                                          ----------------------
                                          Joseph W. O'Connor
                                          President of the
                                          Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date
     ---------                      -----                         ----


                             President, Principal
                             Executive Officer and
                             Director of the
 /s/ Joseph W. O'Connor      Managing General Partner         March 28, 1997
-----------------------
     Joseph W. O'Connor

                             Principal Financial and
                             Accounting Officer of the
 /s/ Daniel C. Mackowiak     Managing General Partner         March 28, 1997
------------------------
     Daniel C. Mackowiak


                             Director of the
 /s/ Daniel J. Coughlin      Managing General Partner         March 28, 1997
-----------------------
     Daniel J. Coughlin


                             Director of the
 /s/ James J. Finnegan       Managing General Partner         March 28, 1997
----------------------
     James J. Finnegan