Form 10-Q
period 1997-03-31
COPLEY REALTY INCOME PARTNERS 4
filed 1997-05-12
CIK 847450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   --------------------------------------------------------------------------


For Quarter Ended March 31, 1997                  Commission File Number 0-18735


                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



           Massachusetts                                  04-3058134
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           225 Franklin Street, 25th Fl.
           Boston, Massachusetts                                        02110
(Address of principal executive offices)                            (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 261-9000



--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)


                                             March 31, 1997         December 31, 1996
                                             ---------------       ------------------
Assets


Real estate joint ventures                      $    6,558,408     $   6,619,560

Cash and cash equivalents                            1,161,678           941,045
Short-term investments                                 494,851           711,740
                                                   -----------       -----------
                                                $    8,214,937     $   8,272,345
                                                   ===========       ===========


Liabilities and Partners' Capital


Accounts payable                                $       29,406     $      52,294
Accrued management fee                                  18,653            18,653
                                                   -----------       -----------
   Total liabilities                                    48,059            70,947
                                                   -----------       -----------


Partners' capital (deficit):
   Limited partners ($963 per unit;
     100,000 units authorized, 11,931
     units issued and outstanding)                   8,177,674         8,211,849
   General partners                                    (10,796)          (10,451)
                                                   -----------       -----------
Total partners' capital                              8,166,878         8,201,398
                                                   -----------       -----------
                                                $    8,214,937     $   8,272,345
                                                   ===========       ===========


               (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)


                                                               Quarter Ended March 31,
                                                               ------------------------
                                                              1997                 1996
                                                              -----                -----
Investment Activity

Joint venture earnings                                 $        175,726     $        125,198
Interest on cash equivalents
      and short-term investments                                 21,156               20,329
                                                           ------------         ------------
                                                                196,882              145,527
                                                           ------------         ------------


Portfolio Expenses

General and administrative                                       22,282               20,309
Management fee                                                   18,653               18,653
Amortization                                                      1,861                1,861
                                                           ------------         ------------
                                                                 42,796               40,823
                                                           ------------         ------------


Net Income                                                 $    154,086         $    104,704
                                                           ============         ============

Net income per limited partnership unit                    $      12.79         $       8.69
                                                           ============         ============

Cash distributions per limited
      partnership unit                                     $      15.65         $      13.24
                                                           ============         ============

Number of limited partnership units
      outstanding during the period                             11,931               11,931
                                                           ============        ============


                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                                                Quarter Ended March 31,
                                         ---------------------------------------------------------------
                                                       1997                              1996
                                        -----------------------------      -----------------------------
                                            General            Limited          General           Limited
                                           Partners           Partners         Partners          Partners
                                           --------           --------         --------          --------
Balance at beginning
      of period                         $   (10,451)   $     8,211,849     $     (7,314)   $     8,522,348

Cash distributions                           (1,886)          (186,720)          (1,596)          (157,966)

Net income                                    1,541            152,545            1,047            103,657
                                          ---------         ----------       ----------         ----------
Balance at end
      of period                         $   (10,796)   $     8,177,674     $     (7,863)   $     8,468,039
                                          =========        ===========       ==========         ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                             Quarter Ended March 31,
                                                             -----------------------
                                                               1997             1996
                                                            ---------         ---------
Net cash provided by operating activities              $      198,489    $      124,076
                                                          -----------       ------------

Cash flows from investing activity:
       Decrease (increase) in short-term
       investments, net                                       210,750          (194,287)
                                                          -----------       ------------

Cash flows from financing activity:
       Distributions to partners                             (188,606)         (159,562)
                                                          -----------       ------------

Net increase (decrease) in cash and cash
       equivalents                                            220,633          (229,773)

Cash and cash equivalents:
       Beginning of period                                    941,045         1,362,861
                                                          -----------       ------------

       End of period                                   $    1,161,678    $    1,133,088
                                                          ===========       ============



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

           In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

           See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

           The following summarized financial information is presented in the aggregate for the two joint ventures:


                             Assets and Liabilities
                             ------------------------

                                                 March 31, 1997       December 31, 1996
                                                ---------------       -----------------
Assets
      Real property, at cost less
           accumulated depreciation of
           $2,423,936 and $2,282,330             $   11,546,009         $ 11,648,017
      Other                                             488,907              651,527
                                                  -------------          -----------
                                                     12,034,916           12,299,544
                                                  -------------          -----------

Liabilities
      Note payable (a)                                1,079,916            1,084,418
      Other                                             245,702              271,985
                                                  -------------          -----------
                                                      1,325,618            1,356,403
                                                  -------------          -----------

Net assets                                       $   10,709,298          $10,943,141
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

                              Results of Operations
                              ----------------------

                                                        Quarter Ended March 31,
                                                       1997                  1996
                                                    ----------             ---------
Revenue
      Rental income                            $       554,476        $        492,085
      Other income                                       2,419                     226
                                                  ------------            ------------
                                                       556,895                 492,311
                                                  ------------            ------------

Expenses
      Operating expenses                               118,336                  93,962
      Depreciation and amortization                    156,097                 149,800
      Interest expense                                  25,043                  25,439
                                                  ------------            ------------
                                                       299,476                 269,201
                                                  ------------            ------------
Net income                                     $       257,419        $        223,110
                                                  ============            ============


           Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

           Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $188,606 ($15.65 per limited partnership unit).

           On May 1, 1997, the Partnership sold Hohokam Corporate Center (Newhew Phase I) for cash in an amount which exceeded the carrying value of the investment. This transaction will be accounted for in the second quarter of 1997.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------


Liquidity and Capital Resources

           The Partnership completed its offering of units of limited partnership interest in December 1990 and a total of 11,931 units were sold. The Partnership received proceeds of $10,097,962, net of selling commissions and other offering costs, which have been used for investment in real estate and to pay related acquisition costs, or retained as working capital reserves. In July 1995, the Partnership reduced its working capital reserves by making a capital distribution of $441,447 ($37 per limited partnership unit). After the distribution, the Partnership's adjusted capital contribution was $963 per unit.

           At March 31, 1997, the Partnership had $1,656,529 in cash, cash equivalents, and short-term investments, of which $188,606 was used for cash distributions to the partners on April 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations related to the first quarter of 1996 and 1997 were made at the annualized rate of 6.5% on the adjusted capital contribution.

           The carrying value of real estate investments in the financial statements at March 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by $1,800,000 and $700,000, respectively. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

           Form of Real Estate Investments

           The Newhew investment is structured as a joint venture with a real estate management/development firm. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 42%.

           Operating Factors

           Occupancy decreased slightly to 97% at Hohokam Corporate Center (Newhew's Phase I investment) during the first quarter of 1997. The property was 99% leased at December 31, 1996 and 100% at March 31, 1996. Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

           The Partnership sold the two Phase I buildings on May 1, 1997 for a price which exceeded their carrying value. This transaction will be accounted for in the second quarter of 1997.

           Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

           Investment Results

           Interest income on cash equivalents and short-term investments for the three months ended March 31, 1997 increased 4% as compared to the corresponding period of 1996, due to higher average invested balances.

           Joint venture earnings were $175,726 and $125,198 for the three months ended March 31, 1997 and 1996, respectively. The 1997 amount is comprised of operating income of $116,927 at Newhew and $58,799 at Shasta Way; the 1996 amount was comprised of $54,655 at Newhew and $70,543 at Shasta Way. The improvement at Newhew is primarily due to increased rental income at Hohokam, partially offset by increased operating expenses. The revenue increase was caused by the final settlement of tenant reimbursements.

           Operating cash flow increased by approximately $74,000 between the first three months of 1996 and 1997, while net income increased by approximately $49,000. The difference is primarily due to the timing of distributions from both Shasta Way and Newhew.

           Portfolio Expenses

           General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by $2,000, or 10%, between the first three months of 1996 and 1997 as increases in professional and accounting fees were partially offset by a decrease in appraisal fees.

           The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1997


                                    PART II


                               OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K

           a.    Exhibits:   None.

           b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                          PARTNERSHIP
                          (Registrant)



May 12, 1997                      /s/   James J. Finnegan
                                  -----------------------------
                                        James J. Finnegan
                                        Managing Director and General Counsel
                                        of Managing General Partner,
                                        Fourth Income Corp.


May 12, 1997                     /s/    Daniel C. Mackowiak
                                 -----------------------------
                                        Daniel C. Mackowiak
                                        Principal Financial and Accounting
                                        Officer of Managing General Partner,
                                        Fourth Income Corp.