Form 10-Q
period 1997-06-30
COPLEY REALTY INCOME PARTNERS 4
filed 1997-08-12
CIK 847450

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


For Quarter Ended June 30, 1997                  Commission File Number 0-18735


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


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997

                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)


                                            June 30, 1997   December 31, 1996
                                          ----------------  -----------------
Assets

Real estate joint ventures                   $ 4,689,779    $ 6,619,560

Cash and cash equivalents                      1,145,686        941,045
Accounts receivable                               49,881              -
Short-term investments                           491,966        711,740
                                              ----------     ----------
                                             $ 6,377,312    $ 8,272,345
                                              ==========     ==========


Liabilities and Partners' Capital


Accounts payable                             $    41,338    $    52,294
Accrued management fee                            16,996         18,653
Deferred disposition fees                         89,700              -
                                              ----------     ----------
 Total liabilities                               148,034         70,947
                                              ----------     ----------


Partners' capital (deficit):
 Limited partners ($729 and $963 per
 unit, respectively;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                             6,231,532      8,211,849
 General partners                                 (2,254)       (10,451)
                                              ----------     ----------
Total partners' capital                        6,229,278      8,201,398
                                              ----------     ----------
                                             $ 6,377,312    $ 8,272,345
                                              ==========     ==========



                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                              Quarter Ended     Six Months Ended     Quarter Ended     Six Months Ended
                                              June 30, 1997       June 30, 1997      June 30, 1996      June 30, 1996
                                              -------------     ----------------     -------------     ----------------
Investment Activity

Joint venture earnings                          $    81,038         $   256,764          $ 156,856          $ 282,054
Interest on cash equivalents
   and short-term investments                        32,641              53,797             19,882             40,211
Gain on sale of property                            973,919             973,919                  -                  -
                                                 ----------          ----------           --------           --------
                                                  1,087,598           1,284,480            176,738            322,265
                                                 ----------          ----------           --------           --------

Portfolio Expenses

General and administrative                           26,093              48,375             22,271             42,580
Management fee                                       16,997              35,650             18,654             37,307
Amortization                                          1,648               3,509              1,862              3,723
                                                 ----------          ----------           --------           --------
                                                     44,738              87,534             42,787             83,610
                                                 ----------          ----------           --------           --------

Net Income                                      $ 1,042,860         $ 1,196,946          $ 133,951          $ 238,655
                                                 ==========          ==========           ========           ========

Net income per limited partnership unit         $     86.53         $     99.32          $   11.11          $   19.80
                                                 ==========          ==========           ========           ========

Cash distributions per limited
   partnership unit                             $    249.65         $    265.30          $   15.65          $   28.89
                                                 ==========          ==========           ========           ========

Number of limited partnership units
   outstanding during the period         11,931     11,931     11,931     11,931
                                       ========   ========   ========   ========

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                                   Quarter Ended          Six Months Ended             Quarter Ended            Six Months Ended
                                   June 30, 1997            June 30, 1997              June 30, 1996              June 30, 1996
                              ----------------------   ----------------------   ---------------------------   ---------------------

                              General      Limited     General      Limited        General        Limited     General     Limited
                              Partners    Partners     Partners    Partners       Partners       Partners     Partners    Partners
                              --------   -----------   --------   -----------   -------------   -----------   --------   ----------

Balance at beginning
   of period                  $(10,796)  $ 8,177,674   $(10,451)  $ 8,211,849         $(7,863)   $8,468,039    $(7,314)  $8,522,348

Cash distributions              (1,886)   (2,978,574)    (3,772)   (3,165,294)         (1,886)     (186,720)    (3,482)    (344,686)


Net income                      10,428     1,032,432     11,969     1,184,977           1,340       132,611      2,387      236,268
                              --------   -----------   --------   -----------   -------------   -----------   --------   ----------
Balance at end
   of period                  $ (2,254)  $ 6,231,532   $ (2,254)  $ 6,231,532         $(8,409)   $8,413,930    $(8,409)  $8,413,930
                              ========   ===========   ========   ===========   =============   ===========   ========   ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                      Six Months Ended June 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------

Net cash provided by operating activities            $   332,067    $  335,889
                                                     -----------    ----------

Cash flows from investing activities:
    Net proceeds from sale of property                 2,736,433             -
    Increase in deferred disposition fees                 89,700             -
    Decrease (increase) in short-term
    investments, net                                     215,507      (193,354)
                                                     -----------    ----------
Net cash provided by (used in) investing
    activities                                         3,041,640      (193,354)
                                                     -----------    ----------

Cash flows from financing activity:
    Distributions to partners                         (3,169,066)     (348,168)
                                                     -----------    ----------

Net increase (decrease) in cash
    and cash equivalents                                 204,641      (205,633)

Cash and cash equivalents:
    Beginning of period                                  941,045     1,362,861
                                                     -----------    ----------

    End of period                                    $ 1,145,686    $1,157,228
                                                     ===========    ==========



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

   On May 1, 1997, the Hohokam property within the Newhew joint venture was sold for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per limited partnership unit) on the sale. A disposition fee of $89,700 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the proceeds of the sale.

   The following summarized financial information is presented in the aggregate for the two joint ventures:

                             Assets and Liabilities
                            ------------------------

                                    June 30, 1997    December 31, 1996
                                    -------------    -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,206,745 and $2,282,330        $ 9,696,518        $11,648,017
  Other                                   352,370            651,527
                                      -----------        -----------
                                       10,048,888         12,299,544
                                      -----------        -----------
Liabilities
  Note payable (a)                      1,075,308          1,084,418
  Other                                   181,627            271,985
                                      -----------        -----------
                                        1,256,935          1,356,403
                                      -----------        -----------
Net assets                            $ 8,791,953        $10,943,141
                                      ===========        ===========

     (a) Note payable to an insurance company, secured by the remaining building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable.


                             Results of Operations
                            -----------------------

                                   Six Months  Ended June 30,
                                      1997           1996
                                    ---------     ----------

Revenue
  Rental income                      $978,592     $1,035,887
  Other income                          3,056          1,762
                                     --------     ----------
                                      981,648      1,037,649
                                     --------     ----------

Expenses
  Operating expenses                  223,700        230,045
  Depreciation and amortization       297,075        304,472
  Interest expense                     49,981         50,782
                                     --------     ----------
                                      570,756        585,299
                                     --------     ----------

Net income                           $410,892     $  452,350
                                     ========     ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $171,855 ($14.26 per limited partnership unit).

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

      On May 1, 1997, the Hohokam property within the Newhew joint venture was sold for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per limited partnership unit) on the sale. A disposition fee of $89,700 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $729 per unit.

      At June 30, 1997, the Partnership had $1,637,652 in cash, cash equivalents, and short-term investments, of which $171,855 was used for cash distributions to the partners on July 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations related to each of the first two quarters of 1996 and 1997 were made at the annualized rate of 6.5% on the adjusted capital contribution; the second quarter 1997 distribution rate was based on a weighted average adjusted capital contribution.

      The carrying value of real estate investments in the financial statements at June 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by $1,000,000 and $800,000, respectively. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

      Operating Factors

      As discussed above, the Partnership sold the two Newhew Phase I buildings (Hohokam Corporate Center) on May 1, 1997 and recognized a gain of $973,919. Occupancy at Hohokam increased from 97% at March 31, 1997 to 100% as of the sale date. The property was 99% leased at December 31, 1996 and 100% at June 30, 1996.

      Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

      Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

      Investment Results

      Interest income on cash equivalents and short-term investments for the six months ended June 30, 1997 increased $14,000 or 34% as compared to the corresponding period of 1996, primarily due to higher short-terms yields.

      Exclusive of operating results at Hohokam of $77,216 in 1997 and $101,014 in 1996, joint venture earnings were $179,548 and $181,040 for the six months ended June 30, 1997 and 1996, respectively. The 1997 amount is comprised of operating income of $68,684 at Fairmont and $110,864 at Shasta Way; the 1996 amount was comprised of operating income of $58,440 at Fairmont and $122,600 at Shasta Way. The improvement at Fairmont is primarily due to increased expense reimbursement income, partially offset by increased amortization of tenant improvements. The decrease at Shasta Way is due primarily to lower income as a result of non-recurring prior year expense reimbursement settlements.

      Operating cash flow decreased by approximately $4,000 between the first six months of 1996 and 1997, while net income, exclusive of the gain on sale, decreased by approximately $16,000. The difference is primarily due to the timing of distributions from both Shasta Way and Newhew.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by $6,000, or 14%, between the first six months of 1996 and 1997 as increases in professional and accounting fees were partially offset by a decrease in appraisal fees.

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two six-month periods due to the decrease in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: The Partnership filed one current report on Form 8-K dated May 1, 1997, reporting on Item No. 2. (Acquisition or Disposition of Assets).

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COPLEY REALTY INCOME PARTNERS 4; A LIMITED PARTNERSHIP (Registrant)



August 12, 1997              /s/  James J. Finnegan
                             -----------------------------
                                  James J. Finnegan
                                  Managing Director and General Counsel
                                  of Managing General Partner,
                                  Fourth Income Corp.


August 12, 1997              /s/  Karin J. Lagerlund
                             -----------------------------
                                  Karin J. Lagerlund
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Fourth Income Corp.