Form 10-Q
period 1997-09-30
COPLEY REALTY INCOME PARTNERS 4
filed 1997-11-12
CIK 847450

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


For Quarter Ended September 30, 1997          Commission File Number 0-18735


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                September 30, 1997  December 31, 1996
                                ------------------  -----------------
Assets

Real estate joint ventures           $3,739,326          $6,619,560
Property held for disposition           917,570                   -
                                     ----------          ----------
                                      4,656,896           6,619,560

Cash and cash equivalents             1,123,833             941,045
Short-term investments                  494,421             711,740
                                     ----------          ----------
                                     $6,275,150          $8,272,345
                                     ==========          ==========


Liabilities and Partners' Capital

Accounts payable                     $   45,203          $   52,294
Accrued management fee                   14,124              18,653
Deferred disposition fees                89,700                   -
                                     ----------          ----------
 Total liabilities                      149,027              70,947
                                     ----------          ----------


Partners' capital (deficit):
 Limited partners ($729 and $963 per
 unit, repectively;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                    6,129,409           8,211,849
 General partners                        (3,286)            (10,451)
                                     ----------          ----------
Total partners' capital               6,126,123           8,201,398
                                     ----------          ----------
                                     $6,275,150          $8,272,345
                                     ==========          ==========





                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                             Quarter Ended     Nine Months Ended     Quarter Ended     Nine Months Ended
                                           September 30, 1997  September 30, 1997  September 30, 1996  September 30, 1996
                                           ------------------  ------------------  ------------------  ------------------
Investment Activity

Joint venture earnings                               $ 88,000          $  344,764            $145,529            $427,583
Interest on cash equivalents
  and short-term investments                           21,761              75,558              21,073              61,284
Gain on sale of property                                    -             973,919                   -                   -
                                                     --------          ----------            --------            --------
                                                      109,761           1,394,241             166,602             488,867
                                                     --------          ----------            --------            --------


Portfolio Expenses

General and administrative                             25,395              73,770              21,711              64,291
Management fee                                         14,124              49,774              18,653              55,960
Amortization                                            1,542               5,051               1,861               5,584
                                                     --------          ----------            --------            --------
                                                       41,061             128,595              42,225             125,835
                                                     --------          ----------            --------            --------


Net Income                                           $ 68,700          $1,265,646            $124,377            $363,032
                                                     ========          ==========            ========            ========

Net income per limited partnership unit              $   5.70          $   105.02            $  10.32            $  30.12
                                                     ========          ==========            ========            ========

Cash distributions per limited
  partnership unit                                   $  14.26          $   279.56            $  15.65            $  44.54
                                                     ========          ==========            ========            ========
Number of limited partnership units
  outstanding during the period                        11,931              11,931              11,931              11,931
                                                     ========           ==========           ========            ========


                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                            Quarter Ended          Nine Months Ended         Quarter Ended           Nine Months Ended
                          September 30, 1997      September 30, 1997       September 30, 1996        September 30, 1996
                        ----------------------  -----------------------  ----------------------     -------------------

                        General     Limited     General      Limited     General     Limited          General      Limited
                        Partners    Partners    Partners    Partners     Partners    Partners         Partners     Partners
                        --------   ----------   --------   -----------   --------   ----------      -----------   ---------

Balance at beginning
  of period              $(2,254)  $6,231,532   $(10,451)  $ 8,211,849    $(8,409)  $8,413,930         $(7,314)   $8,522,348

Cash distributions        (1,719)    (170,136)    (5,491)   (3,335,430)    (1,886)    (186,720)         (5,368)     (531,406)

Net income                   687       68,013     12,656     1,252,990      1,243      123,134           3,630       359,402
                        --------   ----------   --------   -----------   --------   ----------      ----------    ----------
Balance at end
  of period              $(3,286)  $6,129,409   $ (3,286)  $ 6,129,409    $(9,052)  $8,350,344         $(9,052)   $8,350,344
                        ========   ==========   ========   ===========   ========   ==========      ==========    ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Nine Months Ended September 30,
                                             ---------------------------------
                                                   1997             1996
                                             ----------------  ---------------

Net cash provided by operating activities        $   532,491       $  575,525
                                                 -----------       ----------

Cash flows from investing activities:
   Net proceeds from sale of property              2,736,433                -
   Increase in deferred disposition fees              89,700                -
   Investment in joint venture                       (49,881)               -
   Decrease in short-term
      investments, net                               214,966           99,661
                                                 -----------       ----------
Net cash provided by investing
   activities                                      2,991,218           99,661
                                                 -----------       ----------

Cash flows from financing activity:
   Distributions to partners                      (3,340,921)        (536,774)
                                                 -----------       ----------

Net increase in cash
   and cash equivalents                              182,788          138,412

Cash and cash equivalents:
   Beginning of period                               941,045        1,362,861
                                                 -----------       ----------

   End of period                                 $ 1,123,833       $1,501,273
                                                 ===========       ==========





                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired the two real estate investments it currently owns prior to 1992. The Partnership intends to dispose of its investments within six to nine years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

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

   The following summarized financial information is presented in the aggregate for the two joint ventures:

                             Assets and Liabilities
                             ----------------------

                                    September 30, 1997  December 31, 1996
                                    ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,327,932 and $2,282,330              $9,575,332        $11,648,017
  Other                                        337,268            651,527
                                            ----------        -----------
                                             9,912,600         12,299,544
                                            ----------        -----------
Liabilities
  Note payable (a)                           1,070,593          1,084,418
  Other                                        173,827            271,985
                                            ----------        -----------
                                             1,244,420          1,356,403
                                            ----------        -----------
Net assets                                  $8,668,180        $10,943,141
                                            ==========        ===========


     (a) Note payable to an insurance company, secured by the remaining building within the Newhew joint venture, accrues interest at 9.25% per annum. Principal and interest installments of $9,848 were due monthly through the sale date of October 24, 1997. (See Note 3).


                             Results of Operations
                             ---------------------


                                   Nine Months Ended September 30,
                                        1997             1996
                                   ---------------  --------------

Revenue
  Rental income                         $1,378,618      $1,524,036
  Other income                               3,970           3,999
                                        ----------      ----------
                                         1,382,588       1,528,035
                                        ----------      ----------
Expenses
  Operating expenses                       296,307         329,495
  Depreciation and amortization            430,498         456,951
  Interest expense                          74,810          76,028
                                        ----------      ----------
                                           801,615         862,474
                                        ----------      ----------

Net income                              $  580,973      $  665,561
                                        ==========      ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $142,810 ($11.85 per limited partnership unit).

     On October 24, 1997, the Partnership sold the Fairmont property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Fairmont property was sold for $3,600,000, of which approximately $1,139,000 was used to discharge the related note payable (See Note 2). The Partnership received net proceeds of approximately $2,013,000. Accordingly, the book value associated with the Partnership's share of the Fairmont property within the Newhew joint venture has been reclassified on the Balance Sheet as "Property held for disposition." This transaction will be accounted for in the fourth quarter of 1997.

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

     At September 30, 1997, the Partnership had $1,618,254 in cash, cash equivalents, and short-term investments, of which $142,810 was used for cash distributions to the partners on October 30, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations related to each of the first three quarters of 1996 and 1997 were made at the annualized rate of 6.5% on the adjusted capital contribution; the second quarter 1997 distribution rate was based on a weighted average adjusted capital contribution; the third quarter 1997 distribution was based on the adjusted capital contribution of $729 per unit.

     The carrying value of real estate investments in the financial statements at September 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised value of the Shasta Way investment exceeded its carrying value by approximately $800,000.
The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     On October 24, 1997, the Partnership sold the Fairmont property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Fairmont property was sold for $3,600,000, of which approximately $1,139,000 was used to discharge the related note payable; the Partnership received net proceeds of approximately $2,013,000. Accordingly, the book value associated with the Partnership's share of the Fairmont property within the Newhew joint venture has been reclassified on the Balance Sheet as "Property held for disposition." This transaction will be accounted for in the fourth quarter of 1997.


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

     Operating Factors

     As discussed above, the Partnership sold the two Newhew Phase I buildings (Hohokam Corporate Center) on May 1, 1997 and recognized a gain of $973,919. Occupancy at Hohokam increased from 97% at March 31, 1997 to 100% as of the sale date. The property was 99% leased at December 31, 1996 and 100% at September 30, 1996.

     Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992.

     Shasta Way is 100% occupied by a single tenant under a lease which expires on December 31, 1998.

     Investment Results

     Interest income on cash equivalents and short-term investments for the nine months ended September 30, 1997 increased $14,000 or 23% as compared to the corresponding period of 1996 due to higher invested balances, as well as higher short-terms yields.

     Exclusive of operating results at Hohokam of $75,475 in 1997 and $157,902 in 1996, joint venture earnings were $269,289 and $269,681 for the nine months ended September 30, 1997 and 1996, respectively. The 1997 amount is comprised of operating income of $99,318 at Fairmont and $169,971 at Shasta Way; the 1996 amount was comprised of operating income of $98,428 at Fairmont and $171,253 at Shasta Way. The slight improvement at Fairmont is primarily due to increased expense reimbursement income, essentially offset by increased amortization of tenant improvements. The slight decrease at Shasta Way is due primarily to lower income as a result of non-recurring prior year expense reimbursement settlements.

     Operating cash flow decreased by approximately $42,000 between the first nine months of 1996 and 1997 while net income, exclusive of the gain on sale, decreased by approximately $71,000. The difference is primarily due to the timing of distributions from both Shasta Way and Newhew.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by $9,000, or 15%, between the first nine months of 1996 and 1997 as increased accounting fees were partially offset by a decrease in appraisal fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two nine-month periods due to the decrease in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                    COPLEY REALTY INCOME PARTNERS 4; A LIMITED PARTNERSHIP
                         (Registrant)



November 12, 1997            /s/  James J. Finnegan
                             -----------------------------
                                  James J. Finnegan
                                  Vice President
                                  of Managing General Partner,
                                  Fourth Income Corp.


November 12, 1997            /s/  Karin J. Lagerlund
                             -----------------------------
                                  Karin J. Lagerlund
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Fourth Income Corp.