Form 10-K405
period 1997-12-31
COPLEY REALTY INCOME PARTNERS 4
filed 1998-03-30
CIK 847450

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-18735
                               _________________

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

          As of December 31, 1997, the Partnership is invested in one real property investment which is described below. In addition, The Partnership sold two properties during 1997. The Partnership has no current plan to renovate, improve or further develop its remaining property. In the opinion of the Managing General Partner of the Partnership, the remaining property is adequately covered by insurance. The principal terms of the sales of the Partnership's investments are set forth in the following table:

INVESTMENT        MONTH/YEAR OF SALE     NET SALE PROCEEDS     DISTRIBUTION/UNIT     DISTRIBUTION
                                                                                      MONTH/YEAR
Investment Two          5/97                $2,826,133              $234.00              5/97
Investment Three       10/97                $2,017,775              $168.00             11/97

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

Industrial Building in Simi Valley, California ("Shasta Way").
-------------------------------------------------------------

          On September 29, 1989, the Partnership acquired a 25.2% interest in a joint venture formed with Copley Realty Income Partners 3; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 34.8% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1997, the Partnership had contributed $5,149,893 to the capital of the joint venture out of a maximum commitment of $5,512,500. Effective January 1, 1996, the joint venture was restructured whereby the Developer withdrew, and the ownership interests of the Partnership and its Affiliate increased to 42% and 58%, respectively. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 42% of remaining cash flow and 42% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

          The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. As of December 31, 1997, the facility was 100% leased to one tenant until December 1998. The lease includes two five-year renewal options.

Item 2.   Properties
          ----------


          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's remaining property:

------------------------------------------------------------------------------------------------------------------------------
                             ESTIMATED
                                1998                                                              ANNUAL
                               ANNUAL        NUMBER OF                                           CONTRACT
                               REALTY    TENANTS WITH 10%    NAME(S) OF    SQUARE FEET OF          RENT              LEASE
    PROPERTY                   TAXES      OR MORE OF GLA      TENANT(S)      EACH TENANT       PER  S.  F.        EXPIRATION
------------------------------------------------------------------------------------------------------------------------------
Industrial Building in                                       Bugle Boy
Simi Valley, CA              $106,243          1             Industries       235,080                $4.87         12/1998
------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------
                         RENEWAL             LINE OF BUSINESS
PROPERTY                 OPTIONS           OF PRINCIPAL TENANTS
--------------------------------------------------------------------
Industrial Building in   Two 5 year options     Apparel Manufactuer
Simi Valley, CA
--------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's remaining property:

----------------------------------------------------------------------------------------------------------------------
                                                GROSS LEASABLE      YEAR-END         RENTAL      NET EFFECTIVE
                                                     AREA           OCCUPANCY        REVENUE     RENT ($/SF/YR)*
                                                                                   RECOGNIZED
----------------------------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
--------------------------------------
                          1993                         235,080            80%      $  863,430             $6.12
                          1994                         235,080           100%      $1,157,494             $5.28
                          1995                         235,080           100%      $1,163,851             $4.95
                          1996                         235,080           100%      $1,208,205             $5.14
                          1997                         235,080           100%      $1,205,152             $5.13
----------------------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's remaining property based on the annual contract rent in effect at December 31, 1997:

---------------------------------------------------------------------------------------------------------------------
                              TENANT AGING REPORT
---------------------------------------------------------------------------------------------------------------------

                PROPERTY                         # OF LEASE       TOTAL            TOTAL            PERCENTAGE OF
                                                 EXPIRATIONS    SQUARE FEET     ANNUAL RENTAL       GROSS ANNUAL
                                                                                                       RENTAL*
---------------------------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
--------------------------------------
                     1998                             1             235,080        $1,188,000                 100%
                     1999                             0                   0                $0                   0%
                     2000                             0                   0                $0                   0%
                     2001                             0                   0                $0                   0%
                     2002                             0                   0                $0                   0%
                     2003                             0                   0                $0                   0%
                     2004                             0                   0                $0                   0%
                     2005                             0                   0                $0                   0%
                     2006                             0                   0                $0                   0%
                     2007                             0                   0                $0                   0%
--------------------------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenants.

     The following table sets forth for the Partnership's remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to the property for purposes of depreciation:

--------------------------------------------------------------------------------------------------------------------

Depreciable Assets
                                                   Rate of                        Life             Accumulated
     Entity / Property          Tax Basis       Depreciation        Method      in years           Depreciation
Shasta Way
--------------------------

Building & Improvements            $6,643,803        3.17%            SL           31.5             $1,287,465
                                   ----------                                                       ----------
Total Depreciable Assets            6,643,803                                                        1,287,465
                                   ----------                                                       ----------

Total Depreciable Assets           $6,643,803                                                       $1,287,465
                                   ==========                                                       ==========

--------------------------------------------------------------------------------------------------------------------

SL = Straight-Line

          Following is information regarding the competitive market conditions for the Partnership's remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

Industrial Building in Simi Valley, CA
--------------------------------------

          The property is located within the greater Los Angeles industrial market. During 1997, the supply and demand balance in the Los Angeles industrial market remained in equilibrium while the years of supply grew from
2.2 years in 1996 to 2.7 years in 1997. Net absorption of available space in the Los Angeles County metropolitan area during 1997 was 1.8%, a decrease from the 3.1% recorded in 1996. The 1997 industrial vacancy rate at year-end 1997 was 6.7%, an improvement from the 8.2% rate recorded at the close of 1996. Also indicative of the metro area's improving economy is a falling jobless rate, which recently fell to 6.3%.

Item 3.   Legal Proceedings.
          -------------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          -----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          -------------------------------------------------------------
Matters.
-------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1997, there were 956 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated November 9, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997, or distributed after year end with respect to 1997, to the Limited Partners as a group totaled $5,422,759, including $4,796,262 ($402 per limited partnership unit), representing proceeds from the sales of two properties. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $746,880.

          Largely due to the capital distribution mentioned above, total cash distributions exceeded net income in 1997 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1997. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                         For Year       For Year         For Year       For Year        For Year
                         Ended or       Ended or         Ended or       Ended or        Ended or
                          as of           as of           as of           as of           as of
                       12/31/97(2)      12/31/96       12/31/95(1)      12/31/94        12/31/93
                       -----------      --------       -----------      --------        --------
Revenues                  $488,539      $579,858          $528,841      $457,607        $374,044


Net Income              $2,277,318      $411,744          $373,189      $319,952        $233,211

Net Income
per Unit of Limited
Partnership Interest
Outstanding                $188.97        $34.17            $30.97        $26.55          $19.35


Total Assets            $5,238,873    $8,272,345        $8,576,307    $9,266,255      $9,392,718


Total Cash Distri-
butions per Unit of
Limited Partnership
Unit, including
amounts distributed
after year end with
respect to such
year                       $454.51        $62.60            $91.13        $41.25          $30.00
                           -------        ------            ------        ------          ------



     (1) Cash distributions in 1995 include a discretionary reduction of cash reserves of $37.00 per Limited Partnership Unit, which was classified as a return of capital.

     (2) Net Income in 1997 includes gains from the sales of two properties totaling $1,931,975. Cash Distributions include returns of capital totaling $402.00 per Limited Partnership Unit.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
----------------------------------------------------------------------------
Operations
----------

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

       On May 1, 1997, the Hohokam property within the Newhew joint venture was sold for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per limited partnership unit) on the sale. A disposition fee of $89,700 was accrued but not paid to the AEW Real Estate Advisors, Inc. ("AEW"). On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $729 per unit.

       On October 24, 1997, the partnership sold the Fairmont property for $3,600,000, of which $1,139,082 was used to discharge the related note payable. The Partnership received net proceeds of $2,017,775, after closing costs, and recognized a gain of $958,056 ($80.30 per limited partnership unit) on the sale. A disposition fee of $108,000 was accrued but not paid to AEW. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $561 per unit.

       At December 31, 1997, the Partnership had $1,553,977 in cash, cash equivalents, and short-term investments, of which $129,554 was used for cash distributions to the partners on January 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations related to all four quarters of 1996 and 1997 were made at the annualized rate of 6.5% on the adjusted capital contribution; the second and fourth quarters' 1997 distribution rates were based on weighted average adjusted capital contributions; the third quarter 1997 distribution was based on the adjusted capital contribution of $729 per unit.

       The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated disposition costs for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of the Shasta Way investment exceeded its carrying value by approximately $1,100,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be required due to the Year 2000 Issue. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

  Results of Operations
  ---------------------

          FORM OF REAL ESTATE INVESTMENTS

     The Newhew investment was structured as a joint venture with a real estate management/development firm. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 42%.

          OPERATING FACTORS

     As discussed above, the Partnership sold the two Newhew Phase I buildings (Hohokam Corporate Center) on May 1, 1997 and recognized a gain of $973,919. Occupancy at Hohokam was 83% and 99% at December 31, 1995 and 1996, respectively, and 100% as of the sale date.

     Fairmont Commerce Center (Newhew's Phase II investment) has been 100% leased to two tenants since May 1992. As mentioned above, the Partnership sold the Fairmont property on October 24, 1997 and recognized a gain of $958,056.

     Shasta Way is 100% occupied by a single tenant under a lease which expires on December 31, 1998.

     Three tenants each contributed more than 10% of the rental revenue recognized by the Partnership's investments (collectively 83%) for 1997. The sole tenant occupying the Partnership's remaining investment was current with regard to its lease payments at December 31, 1997; management is not aware of any impairment in the tenant's ability to continue to perform in accordance with the terms of their lease.

     Investment Results
     ------------------

     Interest income on cash equivalents and short-term investments for 1997 increased approximately $23,000, or 28% as compared to 1996 due to higher invested balances, as well as higher short-terms yields. Short-term investment income decreased approximately $22,000 in 1996 as compared to 1995, primarily due to lower invested balances as a result of the distribution of the working capital reserves in mid-1995 and the increase in the distribution rate in 1996.

     Joint venture earnings were $382,320, $497,089 and $423,860 for the years ended December 31, 1997, 1996 and 1995, respectively. Joint venture earnings from Shasta Way were $231,584, $237,663 and $226,384 in the respective years. The decrease in 1997 is primarily due to increased repairs and maintenance expenses. The improvement in 1996 is the result of a rental increase in October 1995, partially offset by increased operating expenses. Joint venture earnings from Newhew were $150,736, $259,426 and $197,476 in the corresponding years. The substantial decline between 1996 and 1997 is the direct result of the sale of both properties in May and October of 1997, as discussed above. The increase in 1996 as compared to 1995 is primarily due to increases in average occupancy and rental rates, partially offset by higher operating expenses.

     Operating cash flow from Shasta Way was $559,608, $470,736 and $409,500 in 1997, 1996 and 1995, respectively. Operating cash flow from Newhew was $110,377, $316,478 and $342,884 in 1997, 1996 and 1995, respectively. These changes differ from the trend in investment results primarily due to the timing of cash distributions by both joint ventures. Most notably, the Newhew venture retained cash in 1996 to fund tenant improvements and a new roof at the Hohokam property.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by $12,000, or 14%, between 1996 and 1997 as decreases in accounting and appraisal fees were partially offset by an increase in printing costs. General and administrative expenses increased 3% in 1996 as compared to 1995 primarily due to increases in printing costs and appraisal fees, partially offset by decreased legal fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. The management fee increase and decrease in 1996 and 1997, respectively, is consistent with the corresponding changes in distributable cash flow.

   Inflation
   ---------

     By their nature, real estate investments tend to not be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of the Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     ---------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.


Name                       Position(s) with the Managing General Partner             Age
----                       ---------------------------------------------             ---
Wesley M. Gardiner, Jr.    President, Chief Executive Officer and Director            39
Pamela J. Herbst           Vice President and Director                                42
J. Grant Monahon           Vice President and Director                                52
James J. Finnegan          Vice President                                             37
Karin J. Lagerlund         Treasurer and Principal Financial and Accounting Officer   33

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

        (d)  Family Relationships.
             --------------------

             None.

        (e)  Business Experience.
             -------------------

        The Managing General Partner was incorporated in Massachusetts on March 14, 1989. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

        Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

       Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

       J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

       James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

       Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

       The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash Distributions to General Partners include amounts distributed after year-end with respect to 1997.

                                                                      Amount of
                                                                    Compensation
                                                                        and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------
AEW Real Estate Advisors, Inc.       Management Fees and
                                     Reimbursement of Expenses     $     73,587

General Partners                     Share of Distributable Cash          6,329

New England Securities Corporation   Servicing Fees
                                     and Reimbursement
                                     of Expenses                          1,580

Back Bay Advisors, L.P.              Servicing Fee                        1,565
                                                                   ------------

                                     TOTAL                         $     83,061
                                                                   ============

        For the year ended December 31, 1997, the Partnership allocated $25,501 of taxable income to the General Partners.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

   (a)  Security Ownership of Certain Beneficial Owners
        -----------------------------------------------

        No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

        Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

   (b)  Security Ownership of Management.
        -----------------------------------

        The General Partners of the Partnership owned no Units at December 31, 1997.

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

   (b) Reports on Form 8-K. On November 10, 1997, the Partnership filed one Current Report on Form 8-K disclosing the sale of the Fairmont property on October 24, 1997.

                       Copley Realty Income Partners 4;

                             A Limited Partnership



                             Financial Statements

                                 * * * * * * *



                               December 31, 1997

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Accountants

Financial Statements:

   Balance Sheets - December 31, 1997 and 1996

   Statements of Operations - For the Years Ended
    December 31, 1997, 1996 and 1995

   Statement of Partners' Capital (Deficit) - For the
    Years Ended December 31, 1997, 1996 and 1995

   Statements of Cash Flows - For the Years Ended
    December 31, 1997, 1996 and 1995

   Notes to Financial Statements

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation at
     December 31, 1997, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's joint venture investees for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $497,089 and $423,860 for the years ended December 31, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.



/s/Price Waterhouse LLP
-----------------------
Boston, Massachusetts
March 19, 1998

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                                           December 31,
                                                   ----------------------
                                                      1997        1996
                                                   ----------  ----------
ASSETS

Real estate joint ventures                         $3,661,072  $6,619,560

Cash and cash equivalents                           1,081,267     941,045
Short-term investments                                472,710     711,740
Accounts receivable                                    23,824           -
                                                   ----------  ----------

                                                   $5,238,873  $8,272,345
                                                   ==========  ==========

Liabilities and Partners' Capital

Accounts payable                                   $   37,784  $   52,294
Accrued management fee                                 12,813      18,653
Deferred disposition fees                             197,700           -
                                                   ----------  ----------
Total liabilities                                     248,297      70,947
                                                   ----------  ----------

Partners' capital (deficit):
 Limited partners ($561 and $963 per unit,
 respectively; 100,000 units authorized; 11,931
 units issued and outstanding)                      4,985,173   8,211,849
 General partners                                       5,403     (10,451)
                                                   ----------  ----------
Total partners' capital                             4,990,576   8,201,398
                                                   ----------  ----------

                                                   $5,238,873  $8,272,345
                                                   ==========  ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS

                                             Year ended December 31,
                                        ------------------------------
                                           1997       1996      1995
                                        ----------  --------  --------
INVESTMENT ACTIVITY

 Joint venture earnings                 $  382,320  $497,089  $423,860
 Gain on sale of investment              1,931,975         -         -
                                        ----------  --------  --------

   Total real estate activity            2,314,295   497,089   423,860

 Interest on cash equivalents
  and short-term investments               106,219    82,769   104,981
                                        ----------  --------  --------

    Total investment activity            2,420,514   579,858   528,841
                                        ----------  --------  --------

PORTFOLIO EXPENSES

 General and administrative                 74,137    86,055    83,688
 Management fee                             62,587    74,613    64,518
 Amortization                                6,472     7,446     7,446
                                        ----------  --------  --------

                                           143,196   168,114   155,652
                                        ----------  --------  --------


NET INCOME                              $2,277,318  $411,744  $373,189
                                        ==========  ========  ========

Net income per limited
 partnership unit                       $   188.97  $  34.17  $  30.97
                                        ==========  ========  ========

Cash distributions per limited
 partnership unit                       $   459.41  $  60.19  $  89.14
                                        ==========  ========  ========

Number of limited partnership
 units outstanding during the year          11,931    11,931    11,931
                                        ==========  ========  ========


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)


                                                        Year ended December 31,
                                ------------------------------------------------------------------------
                                          1997                    1996                   1995
                                -----------------------  ----------------------  ------------------------
                                 General     Limited      General     Limited     General     Limited
                                Partners     Partners    Partners    Partners    Partners     Partners
                                ---------  ------------  ---------  -----------  ---------  ------------
Balance at beginning of year    $(10,451)  $ 8,211,849   $ (7,314)  $8,522,348    $(4,762)  $ 9,216,420

Cash distributions                (6,919)   (5,481,221)    (7,254)    (718,126)    (6,284)   (1,063,529)

Net income                        22,773     2,254,545      4,117      407,627      3,732       369,457
                                --------   -----------   --------   ----------    -------   -----------

Balance at end of year          $  5,403   $ 4,985,173   $(10,451)  $8,211,849    $(7,314)  $ 8,522,348
                                ========   ===========   ========   ==========    =======   ===========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                            Year ended December 31,
                                                  --------------------------------------
                                                      1997         1996         1995
                                                  -----------   ----------   -----------
Cash flows from operating activities:
 Net income                                       $ 2,277,318   $  411,744   $   373,189
   Adjustments to reconcile net income to net
   cash provided by operating activities:
 Amortization                                           6,472        7,446         7,446
 Equity in joint venture earnings                    (382,320)    (497,089)     (423,860)
 Cash distributions from joint ventures               669,985      787,214       752,383
 Gain on sale of property                          (1,931,975)           -             -
 Increase in receivables                              (25,483)      (9,493)         (455)
 Increase (decrease) in operating liabilities         (20,351)       9,674         6,675
                                                  -----------   ----------   -----------
     Net cash provided by operating activities        593,646      709,496       715,378
                                                  -----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sales of investments             4,646,208            -             -
 Deferred disposition fees                            197,700            -             -
 Investment in joint venture                          (49,881)           -       (28,678)
 Decrease (increase) in short-term
   investments, net                                   240,689     (405,932)     (295,859)
                                                  -----------   ----------   -----------
     Net cash provided by (used in) investing
      activities                                    5,034,716     (405,932)     (324,537)
                                                  -----------   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                         (5,488,140)    (725,380)   (1,069,813)
                                                  -----------   ----------   -----------
     Net cash used in financing
      activity                                     (5,488,140)    (725,380)   (1,069,813)
                                                  -----------   ----------   -----------

 Net increase (decrease) in cash and cash
      equivalents                                     140,222     (421,816)     (678,972)

Cash and cash equivalents:
 Beginning of year                                    941,045    1,362,861     2,041,833
                                                  -----------   ----------   -----------

 End of year                                      $ 1,081,267   $  941,045   $ 1,362,861
                                                  ===========   ==========   ===========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

          Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired the one remaining real estate investment it currently owns prior to the end of 1992. It intends to dispose of this investment within six to nine years of its acquisition, and then liquidate.

          The Managing General Partner of the Partnership is Fourth Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ICOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

          On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with AEW to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

Management
----------

          AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($11,000 in 1997, $11,000 in 1996, and $10,627 in 1995).
Acquisition fees were based on 3% of the gross proceeds of the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

          New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $1,580, $1,507 and $1,356 in 1997, 1996 and 1995 respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $1,565, $1,507 and $1,636 in 1997, 1996 and 1995, respectively.

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

Leases
------

          Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental income is recognized on a straight-line basis over the respective lease terms.

Realizability of Real Estate Investments
----------------------------------------

          The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also includes estimated costs of sale. Investments held for disposition are not depreciated during the holding period.

          The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997, the appraised value of the Shasta Way investment exceeded the carrying value by $1,100,000. At December 31, 1996, the appraised values of the Newhew and Shasta Way investments exceeded their carrying values by a total of $2,400,000.

          The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments
-------------------------------------------

          Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

          The Partnership has the positive intent and ability to hold all investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments were in commercial paper with less than two months remaining to maturity.

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

     Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The Partnership was invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made a loan to one of the ventures, which has been accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                            Rate of       Ownership        December 31,
                                                      --------------------------
Investment/Location     Return/Interest    Interest      1997            1996
---------------------  -----------------  ----------  ----------      ----------
Shasta Way
 Simi Valley, CA           10.0%  (C)         42%      $4,870,589     $4,870,589

Newhew                     10.0%  (C)         80%      $        -     $1,602,685
 Tempe, AZ                 10.0%  (L)                  $        -     $1,365,000

(C) Capital contribution
(L) Loan


     Shasta Way
     ----------

     On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make capital contributions of up to $5,512,500, of which $5,149,893 was funded at December 31, 1997 and 1996. It is entitled to a preferred return of 10% per annum on its invested capital. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 25.2% to 42%; its affiliate's interest was increased to 58%.

     The aggregate minimum rents due to the venture under a non-cancelable lease are: 1998 - $1,188,000.

     Newhew
     ------

     On April 1, 1991, the Partnership entered into a joint venture with an affiliate of The Hewson Company. The Partnership had an 80% ownership interest. The venture owned land which is improved with three multi-tenant industrial buildings; two were acquired in 1991 and one in 1992. Effective May 8, 1992, the joint venture agreement was amended to provide that the Partnership fund $2,185,000 in the form of capital and $1,365,000 in the form of a loan to the venture. The Partnership was entitled to a preferential return on its capital at the rate of 10% per annum. The loan bore interest at 10% per annum, which was payable monthly, maturing on August 1, 1999 and was prepayable at any time, without penalty if within six months of maturity.

     On May 1, 1997, the Hohokam property within the Newhew joint venture was sold to an institutional buyer which was unaffiliated with the Partnership for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per limited partnership unit) on the sale. A disposition fee of $89,700 was accrued but not paid to AEW. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the proceeds of the sale.

     On October 24, 1997, the Partnership sold the Fairmont property to an institutional buyer which was unaffiliated with the Partnership for $3,600,000, of which $1,139,082 was used to discharge the related note payable. The Partnership received net proceeds of $2,017,775, after closing costs, and recognized a gain of $958,056 ($80.30 per limited partnership unit) on the sale. A disposition fee of $108,000 was accrued but not paid to AEW. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per limited partnership unit) from the proceeds of the sale.

Summarized Financial Information
--------------------------------

       The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                     December 31,
                                               -----------------------
                                                  1997         1996
                                               ----------  -----------
Assets
 Real property, at cost less accumulated
  depreciation of $2,132,388 and $2,282,330    $7,565,996  $11,648,017
 Other                                            165,813      651,527
                                               ----------  -----------
                                                7,731,809   12,299,544

Liabilities
 Note payable (a)                                       -    1,084,418
 Other                                             81,052      271,985
                                               ----------  -----------

  Net assets                                   $7,650,757  $10,943,141
                                               ==========  ===========


(a) Note payable to an insurance company, secured by the Fairmont property within the Newhew joint venture, accrued interest at 9.25% per annum. Principal and interest installments of $9,848 were due monthly until July 1, 1999, at which time the principal balance and any unpaid interest was due and payable. As discussed above, the note was repaid in full on October 24, 1997, concurrent with the sale of the Fairmont property.

                             Results of Operations
                             ---------------------


                                           Year ended December 31,
                                   ----------------------------------
                                      1997        1996        1995
                                   ----------  ----------  ----------
Revenue
 Rental income                     $1,690,135  $2,032,518  $1,852,763
 Other income                           5,914      15,442      29,147
                                   ----------  ----------  ----------
                                    1,696,049   2,047,960   1,881,910
                                   ----------  ----------  ----------

Expenses
  Operating expenses                  374,044     492,492     434,860
  Depreciation and amortization       545,693     627,024     605,914
  Interest expense                     82,238     101,173     102,670
                                   ----------  ----------  ----------
                                    1,001,975   1,220,689   1,143,444
                                   ----------  ----------  ----------

Net income                         $  694,074  $  827,271  $  738,466
                                   ==========  ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     The above summarized financial information includes the results of operations of the Newhew investments through their respective dates of sale.

NOTE 4 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                     Year ended December 31,
                                 -------------------------------
                                    1997       1996       1995
                                 ----------  ---------  --------
Net income per financial
 statements                      $2,277,318   $411,744  $373,189

Timing differences:
  Joint venture earnings            100,022    172,069   164,960
  Gain on sale of investments       172,723          -         -
                                 ----------   --------  --------

Taxable income                   $2,550,063   $583,813  $538,149
                                 ==========   ========  ========

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

NOTE 6 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $129,554 ($10.75 per limited partnership unit).

                        COPLEY REALTY INCOME PARTNERS 4
                             A LIMITED PARTNERSHIP

                                 SCHEDULE  III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   12/31/97

                                                             Initial Cost to              Costs Capitalized
                                                            the Partnership            Subsequent to Acquisition
                                                      ----------------------------    ---------------------------

                                      Encum -                         Buildings &      Improve -      Carrying
Description                          brances             Land         Improvements      ments          Costs
----------------                 ---------------      -----------     ------------    ---------   ---------------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in     |------------------------------------------------     See Note A ----------------
Simi Valley, California



80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4 |------------------------------------------------     See Note A ----------------
acres of land in Tempe,
Arizona.

          Total

                                                    Gross amount at which
                                                  Carried at Close of Period
                                       -------------------------------------------

                                                     Buildings &                                         Accumulated
Description                               Land       Improvements         Total           Sales         Depreciation
----------------                       -----------   ------------    -------------  ----------------  ----------------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in       ----------------------------------$3,661,072                $0             N/A
Simi Valley, California



80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4   ----------------------------------       $0         ($2,714,232)           N/A
acres of land in Tempe,
Arizona.


                                                                     -------------------------------------
                   Total                                             $3,661,072        ($2,714,232)
                                                                     ===========       ===========

                                   Date of        Date      Depreciable
Description                      Construction   Acquired       Life
----------------                 ------------   ---------   -----------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in        1991         9/29/89    31.5 Years
Simi Valley, California



80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4    1981         4/1/91     31.5 Years
acres of land in Tempe,
Arizona.


          Total

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE A
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1995, 1996 & 1997



                                                                         1995          1995 CASH
                                                       1995 CASH       EQUITY IN        RECEIVED           1995
                         PERCENT OF     BALANCE      INVESTMENTS IN     INCOME/           FROM        AMORTIZATION OF
   DESCRIPTION            OWNERSHIP   AT 12/31/94    JOINT VENTURES      (LOSS)     JOINT VENTURES   ACQUISITION FEES
--------------------    ------------ -------------  ----------------  -----------  ---------------  -----------------
Shasta Way Associates       25.2%    $4,419,481                $0     $226,384        ($409,500)           ($4,732)

Newhew Associates             80%     2,804,941            28,678      197,476         (342,883)            (2,714)

                                    ------------  ----------------  ------------  ---------------  ----------------------
                                     $7,224,422           $28,678     $423,860        ($752,383)           ($7,446)
                                    ============  ================  ============  ===============  ======================

                                     1995                  BALANCE
   DESCRIPTION                      SALES                AT 12/31/95
----------------------        -----------------      --------------------
Shasta Way Associates                   $0                  $4,231,633

Newhew Associates                        0                   2,685,498

                              -------------------------------------------
                                        $0                  $6,917,131
                              ==================            =============

                                                                        1996        1996 CASH
                                                    1996 CASH       EQUITY IN       RECEIVED            1996
                       PERCENT OF     BALANCE      INVESTMENTS IN     INCOME/          FROM        AMORTIZATION OF
                        OWNERSHIP   AT 12/31/95    JOINT VENTURES      (LOSS)     JOINT VENTURES   ACQUISITION FEES
                       -----------  ------------   ---------------  ----------    --------------   ----------------
Shasta Way Associates      42%       $4,231,633                $0     $237,663        ($470,736)           ($4,732)

Newhew Associates          80%        2,685,498                 0      259,426         (316,478)            (2,714)

                                    ------------  ----------------  ------------  ---------------  ------------------
                                     $6,917,131                $0     $497,089        ($787,214)           ($7,446)
                                    ============  ================  ============  ===============  ==================

                                          1996         BALANCE
                                         SALES       AT 12/31/96
                                    ------------   ----------------
Shasta Way Associates                      $0       $3,993,828

Newhew Associates                           0        2,625,732

                                    -------------------------------
                                           $0       $6,619,560
                                    =============  ================

                                                                          1997        1997 CASH
                                                        1997 CASH       EQUITY IN      RECEIVED            1997
                          PERCENT OF     BALANCE      INVESTMENTS IN     INCOME/         FROM        AMORTIZATION OF
                          OWNERSHIP   AT 12/31/96    JOINT VENTURES      (LOSS)     JOINT VENTURES   ACQUISITION FEES
                          ---------   -----------  ----------------  ------------  ---------------  -----------------
Shasta Way Associates       42%       $3,993,828                $0      $231,584        ($559,608)           ($4,732)

Newhew Associates           80%        2,625,732            49,881       150,736         (110,377)            (1,740)

                                     ------------  ----------------  ------------  ---------------  ------------------
                                      $6,619,560           $49,881      $382,320        ($669,985)           ($6,472)
                                     ============  ================  ============  ===============  ==================

                                    1997                        BALANCE
                                    SALES                     AT 12/31/97
                              ----------------------   -----------------------
Shasta Way Associates                       $0                  $3,661,072

Newhew Associates                   (2,714,232)                          0

                               -------------------------------------------------
                                   ($2,714,232)                 $3,661,072
                               =================================================

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

             INDEPENDENT AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF SHASTA WAY ASSOCIATES



          Report of Independent Auditors from Ernst & Young LLP

          Balance Sheets - December 31, 1997 and 1996

          Statements of Operations - For the Years ended
           December 31, 1997, 1996 and 1995

          Statements of Changes in Partners' Capital - For the Years ended
           December 31, 1997, 1996 and 1995

          Statements of Cash Flows - For the Years ended
           December 31, 1997, 1996 and 1995

          Notes to Financial Statements

                             Financial Statements

                             SHASTA WAY ASSOCIATES
                            (A CALIFORNIA GENERAL
                                 PARTNERSHIP)

                          December 31, 1997 and 1996

                            Shasta Way Associates
                       (A California General Partnership)

                             Financial Statements

                          December 31, 1997 and 1996


                                   CONTENTS

Report of Independent Auditors....................................... 1

Financial Statements

Balance Sheets....................................................... 2
Statements of Operations............................................. 3
Statements of Partners' Capital...................................... 4
Statements of Cash Flows............................................. 5
Notes to Financial Statements........................................ 6

                [LETTERHEAD OF ERNST & YOUNG LLP APPEARS HERE]

                        Report of Independent Auditors

To the Partners
Shasta Way Associates

We have audited the accompanying balance sheets of Shasta Way Associates (a California general partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shasta Way Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Phoenix, Arizona
January 20, 1998

                            Shasta Way Associates
                       (A California General Partnership)

                                Balance Sheets

                                                                                                             DECEMBER 31
                                                                                                          1997          1996
                                                                                                    ---------------------------
ASSETS
Cash                                                                                                  $     8,718   $   166,413
Tenant receivables                                                                                        116,212       270,294
Rental property
 Land                                                                                                   2,977,867     2,977,867
 Buildings                                                                                              6,803,913     6,803,913
 Accumulated depreciation                                                                              (2,146,952)   (1,721,687)
                                                                                                    ---------------------------
                                                                                                        7,634,828     8,060,093
                                                                                                    ---------------------------
Other assets - net of accumulated amortization of $181,717 in 1997 and $315,164 in 1996                    40,883        79,051
                                                                                                    ---------------------------
                                                                                                      $ 7,800,641   $ 8,575,851
                                                                                                    ===========================

LIABILITIES AND PARTNERS' CAPITAL
Security deposit                                                                                      $    62,400   $    62,400
Accounts payable and accrued expenses                                                                      18,652        12,185
Due to partners
 CRIP 3                                                                                                 1,802,692     1,694,054
 CRIP 4                                                                                                 1,305,250     1,226,586
Partners' capital                                                                                       4,611,647     5,580,626
                                                                                                    ---------------------------
                                                                                                      $ 7,800,641   $ 8,575,851
                                                                                                    ===========================

See accompanying notes.                                                        2

                             SHASTA WAY ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)


                           Statements of Operations

                                                                 YEAR ENDED DECEMBER 31
                                                            1997          1996          1995
                                                      -------------------------------------------
Revenues
 Rental income                                        $   1,045,432   $ 1,045,432   $ 1,012,427
 Tenant reimbursements                                      159,720       162,773       151,424
 Interest and other income                                    5,914         3,636         3,992
                                                      -------------------------------------------
                                                          1,211,066     1,211,841     1,167,843
                                                      -------------------------------------------

Expenses
 Rental operating expenses                                  184,831       160,800       155,744
 General and administrative                                  12,079        22,411        11,272
 Depreciation and amortization                              463,433       463,433       462,485
 Guaranteed payments
  CRIP 3                                                    881,430       868,326       844,281
  CRIP 4                                                    638,272       628,733       611,374
                                                      -------------------------------------------
                                                          2,180,045     2,143,703     2,085,156
                                                      -------------------------------------------

Net loss                                              $    (968,979)  $  (931,862)  $  (917,313)
                                                      ===========================================


See accompanying notes.

                             SHASTA WAY ASSOCIATES
                      (A CALIFORNIA GENERAL PARTNERSHIP)


                        Statements of Partners' Capital


                                                  HEWSON        COPLEY      COPLEY
                                                SHASTA WAY      REALTY      REALTY
                                                   L.P.         INCOME      INCOME
                                                              PARTNERS 3  PARTNERS 4    TOTAL
                                              ---------------------------------------------------
Partners' capital - (deficit)
 December 31, 1994                               $(604,984)   $4,660,174  $3,374,611  $7,429,801
Net loss - 1995                                          -      (532,041)   (385,272)   (917,313)
                                              ---------------------------------------------------
Partners' capital - (deficit)
 December 31, 1995                                (604,984)    4,128,133   2,989,339   6,512,488
Transfer of interest                               604,984      (350,891)   (254,093)          -
Net loss - 1996                                          -      (540,480)   (391,382)   (931,862)
                                              ---------------------------------------------------
Partners' capital -
 December 31, 1996                                       -     3,236,762   2,343,864   5,580,626
Net loss - 1997                                          -      (562,008)   (406,971)   (968,979)
                                              ---------------------------------------------------
Partners' capital -
 December 31, 1997                               $       -    $2,674,754  $1,936,893  $4,611,647
                                              ===================================================

See accompanying notes.

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Cash Flows


                                                    YEAR ENDED DECEMBER 31
                                                1997         1996         1995
                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $(968,979)   $(931,862)  $ (917,313)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation and amortization              463,433      463,433      462,485
   Decrease (increase) in tenant receivables  154,082      151,238       74,093
    Increase (decrease) in accounts payable
     and accrued expenses                       6,467        4,014         (672)
   Increase in due to partners                187,302      376,259      480,655
                                            ------------------------------------
Total adjustments                             811,284      994,944    1,016,561
Net cash (used in) provided by investing
                                            ------------------------------------
 activities                                  (157,695)      63,082       99,248
                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                        -            -       (9,482)
                                            ------------------------------------

Net (decrease) increase in cash              (157,695)      63,082       89,766
Cash at beginning of year                     166,413      103,331       13,565
                                            ------------------------------------
Cash at end of year                         $   8,718    $ 166,413   $  103,331
                                            ====================================

See accompanying notes.                                                        5

                             Shasta Way Associates
                      (A California General Partnership)

                         Notes to Financial Statements

                           December 31, 1997 and 1996


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

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1997.

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

Beginning January 1, 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.

                             Shasta Way Associates
                      (A California General Partnership)

                         Notes to Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTY

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant under an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $98,760 and $197,519 of deferred rent receivable at December 31, 1997 and 1996, respectively.

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

Approximately $1,188,000 of minimum lease payments are due in 1998.

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

Included in rental operating expenses are $40,339, $40,783 and $36,933 of management fees paid to HPI in 1997, 1996 and 1995, respectively. These fees are paid at a rate of 3% of gross rental income received.

                             Shasta Way Associates
                      (A California General Partnership)

                         Notes to Financial Statements (continued)


5. IMPACT OF YEAR 2000 (Unaudited)

Management of the Partnership is assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. Management does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

             INDEPENDENT AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                             OF NEWHEW ASSOCIATES


          Report of Independent Auditors from Ernst & Young LLP

          Balance Sheets - December 31, 1997 and 1996

          Statements of Operations - For the Years ended
           December 31, 1997, 1996 and 1995

          Statements of Changes in Partners' Capital - For the Years ended
           December 31, 1997, 1996 and 1995

          Statements of Cash Flows - For the Years ended
           December 31, 1997, 1996 and 1995

          Notes to Financial Statements

                             Financial Statements

                               NEWHEW ASSOCIATES
                             (AN ARIZONA GENERAL
                                 PARTNERSHIP)

                          December 31, 1997 and 1996

                               Newhew Associates
                       (An Arizona General Partnership)

                              Financial Statements

                           December 31, 1997 and 1996



                                   CONTENTS

Report of Independent Auditors......................................................................1

Financial Statements

Balance Sheets......................................................................................2
Statements of Income................................................................................3
Statements of Partners' Capital.....................................................................4
Statements of Cash Flows............................................................................5

                [LETTERHEAD OF ERNST & YOUNG LLP APPEARS HERE]




                        Report of Independent Auditors


To the Partners
Newhew Associates

We have audited the accompanying balance sheets of Newhew Associates (an Arizona general partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newhew Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                            Ernst & Young LLP



Phoenix, Arizona
January 20, 1998

                               Newhew Associates
                       (An Arizona General Partnership)

                                Balance Sheets


                                                                        DECEMBER 31
                                                                  1997              1996
                                                           ----------------------------------
ASSETS
Cash                                                                 $56,663       $   39,050
Tenant receivables                                                         -           45,682
Rental properties
 Land                                                                      -          785,000
 Buildings                                                                 -        3,446,963
 Accumulated depreciation                                                  -         (572,559)
                                                           ----------------------------------
                                                                           -        3,659,404
                                                           ----------------------------------
 Other assets - net of accumulated amortization
  of $129,239 in 1996                                                    700           51,037
                                                           ----------------------------------
                                                                     $57,363       $3,795,173
                                                           ==================================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses
 Capital distributions                                               $     -       $    4,800
 Other                                                                30,310          141,315
Loan payable to partner                                                    -        1,365,000
Note payable secured by rental property                                    -        1,084,418
Other liabilities                                                          -           51,285
Partners' capital                                                     27,053        1,148,355
                                                           ----------------------------------
                                                                     $57,363       $3,795,173
                                                           ==================================

See accompanying notes.                                                        2

                               Newhew Associates
                       (An Arizona General Partnership)

                              Statements of Income


                                                          YEAR ENDED DECEMBER 31
                                                  1997             1996             1995
                                             -------------------------------------------------
Revenues
 Rental income                                    $  345,949         $620,835         $564,013
 Tenant reimbursements                               139,034          203,478          124,899
 Other income                                              -           11,806           25,155
                                             -------------------------------------------------
                                                     484,983          836,119          714,067
                                             -------------------------------------------------

Expenses
 Rental operating expenses                           136,167          260,303          225,218
 General and administrative                           40,967           48,978           42,626
 Depreciation and amortization                        84,908          166,239          146,077
 Interest                                            127,738          237,673          239,170
                                             -------------------------------------------------
                                                     389,780          713,193          653,091
                                             -------------------------------------------------

Income before gain on sale of rental
 properties                                           95,203          122,926           60,976
                                             -------------------------------------------------

Gain on sale of rental properties                  2,709,153                -                -
                                             -------------------------------------------------

Net income                                        $2,804,356         $122,926         $ 60,976
                                             =================================================

See accompanying notes.                                                        3

                               Newhew Associates
                       (An Arizona General Partnership)

                        Statements of Partners' Capital


                                                 CALIFORNIA          COPLEY
                                                  PROPERTY           REALTY
                                                 INVESTMENT          INCOME
                                                  COMPANY          PARTNERS 4            TOTAL
                                            -----------------------------------------------------
Partners' capital - December 31, 1994         $             -       $ 1,277,953       $ 1,277,953
Contributions - 1995                                        -            28,678            28,678
Distributions - 1995                                        -          (157,910)         (157,910)
Net income - For the year ended
 December 31, 1995                                          -            60,976            60,976
                                            -----------------------------------------------------
Partners' capital - December 31, 1995                       -         1,209,697         1,209,697
Distributions - 1996                                   (4,800)         (179,468)         (184,268)
Net income - for the year ended December
 31, 1996                                                   -           122,926           122,926
                                            -----------------------------------------------------
Partners' (deficit) capital -
 December 31, 1996                                     (4,800)        1,153,155         1,148,355
Distributions - 1997                                 (446,000)       (3,479,658)       (3,925,658)
Net income - for the year ended December
 31, 1997                                             456,211         2,348,145         2,804,356
                                            -----------------------------------------------------
Partners' capital -
 December 31, 1997                                  $   5,411       $    21,642       $    27,053
                                            =====================================================

See accompanying notes.                                                        4

                               Newhew Associates
                       (An Arizona General Partnership)

                            Statements of Cash Flows


                                                               YEAR ENDED DECEMBER 31
                                                     1997               1996               1995
                                             --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 2,804,356          $ 122,926          $  60,976
Adjustments to reconcile net income to net
 cash (used in) provided by operating
 activities

Depreciation and amortization                            84,908            166,239            146,077
  Gain on sale of rental properties                  (2,709,153)                 -                  -
  Decrease (increase) in tenant receivables              45,682            (29,880)            22,758
(Decrease) increase in accounts payable and
 accrued expenses                                      (115,805)            80,895            (40,280)

(Decrease) increase in other liabilities                (51,285)             1,650              2,900
Decrease in interest payable to partner                       -                  -            (22,750)
                                             --------------------------------------------------------
Total adjustments                                    (2,745,653)           218,904            108,705
                                             --------------------------------------------------------
Net cash provided by (used in ) operating
 activities                                              58,703            341,830            169,681
                                             --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties                          (39,596)          (171,869)            (3,592)
Additions to other assets                                     -            (13,227)                 -
Proceeds from sale of rental properties               6,373,582
                                             --------------------------------------------------------
Net cash provided by (used in) investing
 activities                                           6,333,986           (185,096)            (3,592)
                                             --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                         -                  -             28,678
Capital distributions                                (3,925,658)          (184,268)          (157,910)
Repayments of notes payable secured by
 rental property                                     (1,084,418)           (17,008)           (15,511)
Repayment of note payable to partner                 (1,365,000)                 -                  -
                                             --------------------------------------------------------
Net cash used in financing activities                (6,375,076)          (201,276)          (144,743)
                                             --------------------------------------------------------
Net increase (decrease) in cash                          17,613            (44,542)            21,346
Cash at beginning of period                              39,050             83,592             62,246
                                             --------------------------------------------------------
Cash at end of period                               $    56,663          $  39,050          $  83,592
                                             ========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
Cash paid during the year for interest              $   127,738          $ 237,673          $ 261,920
                                             ========================================================


See accompanying notes.                                                        5

                               Newhew Associates
                       (An Arizona General Partnership)

                              Financial Statements

                           December 31, 1997 and 1996



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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTIES

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the Partnership's properties were less than the carrying amount of the Partnership's properties. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME RECOGNITION

The Partnership's properties are being leased to tenants under operating leases. Certain of the leases include provisions whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables is $5,794 of deferred rent receivable at December 31, 1996.

SALES OF RENTAL PROPERTY

Sales of rental property are recorded when the sale closes with the buyer.

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

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)

3. RENTAL PROPERTIES

The rental properties consist of three industrial buildings comprising approximately 135,500 square feet, located on approximately 6.9 acres of land. Two of the industrial buildings, totaling approximately 52,300 square feet, were acquired in 1991 (the Hohokam Property). On May 12, 1992, the Partnership acquired one additional building, totaling approximately 83,200 square feet (the Fairmont Property). The Hohokam and Fairmont Properties were sold on May 1, 1997 and October 24, 1997, respectively. The components of the gain on sale are as follows:

               Sales price                        $6,590,000
               Cost of sales                      (3,880,847)
                                                 ------------
               Gain on sale of rental properties  $2,709,153
                                                 ============

4. RELATED PARTY TRANSACTIONS

Included in rental operating expenses are $18,292, $26,654 and $22,169 of management fees paid to Hewson Properties, Inc. (HPI), an affiliate of CPIC, during 1997, 1996 and 1995, respectively. These fees are paid at a rate of 3% of gross rental income received.

During 1997, 1996 and 1995, HPI was reimbursed $8,256, $16,349 and $20,722, respectively for an on-site manager's salary in accordance with terms of the management agreement. The amounts are included in general and administrative expenses in the accompanying statements of income.

Pursuant to the sale of the Hohokam Property (Note 3), HPI was paid a sales commission of $59,800. The amount is included in the calculation of gain on sale of rental properties in the accompanying statement of income.

5. LOAN PAYABLE TO PARTNER

Loan payable to partner consists of a loan payable to CRIP 4 under a $2,550,000 loan agreement dated August 1, 1991. On May 8, 1992, the loan agreement was amended and the maximum amount to be funded by CRIP 4 was limited to $1,365,000. Interest-only payments at 10% per annum are due monthly until August 1, 1999, at which time the principal balance and any unpaid interest will be due and payable. The loan is secured by the Hohokam Property. Included in interest expense in 1997, 1996 and 1995 is $45,500, $136,500 and $136,500, respectively, of interest paid to CRIP 4.  The loan was repaid on May 1, 1997.

                               Newhew Associates
                       (An Arizona General Partnership)

                   Notes to Financial Statements (continued)


6. NOTE PAYABLE SECURED BY RENTAL PROPERTY

On July 6, 1992, the Partnership obtained a $1,150,000 loan from Principal Mutual Life Insurance Company. Interest accrues at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable. The note is secured by the Fairmont Property. The note was repaid on October 24, 1997.

7. IMPACT OF YEAR 2000 (UNAUDITED)

Management of the Partnership is assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. Management of the Partnership does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                                 PAGE
NUMBER                                                                                 NUMBER
-------                                                                                ------
10A.      General Partnership Agreement of Hewson/Shasta Way Associates dated            *
          as of September 29, 1989 between Hewson/Shasta Way, L.P., Copley
          Realty Income Partners 3; A Limited Partnership and Copley Realty
          Income Partners 4; A Limited Partnership.

10B.      Joint Venture Agreement of Newhew Associates dated as of April 1, 1991         *
          between California Property Investment Company and the Registrant.

10C.      Deed of Trust dated as of August 1, 1991 by and between Hewson                 *
          Properties, Inc. ("Trustor"), TransAmerica Title Insurance Company
          ("Trustee") and the Registrant ("Beneficiary").

10D.      Loan Agreement entered into as of August 1, 1991, by and between the           *
          Registrant and Newhew Associates.

10E.      Promissory Note Secured by Deed of Trust in the principal amount of            *
          $2,550,000 by Newhew Associates to the Registrant dated August 1,
          1991.

10F.      Parcel One Assignment of Rents and Leases dated August 1, 1991, from           *
          Newhew Associates to the Registrant.

10G.      Purchase and Sale Agreement dated March 23, 1992 by and between                *
          Boston Safe Deposit and Trust Company, as Trustee for the Owens-
          Illinois Master Retirement Trust ("Seller") and Newhew Associates
          ("Purchaser").

10H.      Indemnity Agreement and Assignment of Leases May 11, 1992 by and               *
          between Boston entered into Safe Deposit and Trust Company, as Trustee for the Owens-Illinois Master Retirement Trust ("Seller") and Newhew
          Associates ("Purchaser").

10I.      First Amendment to Newhew Associates Joint Venture Agreement dated as          *
          of May 8, 1992 by and between California Property Investment Company and the Registrant.

10J.      Assumption, Novation and Modification Agreement made as of May 12,             *
          1992 by and between New England Mutual Life Insurance Company, as
          Lender, Boston Safe Deposit and Trust Company, as Trustee for the
          Owens Illinois Master Retirement Trust and Newhew Associates, as
          Borrower.

10K.      Secured Promissory Note in the principal amount of $1,150,000 by               *
          Newhew Associates to Principal Mutual Life Insurance Company dated
          June 1992.

_____________________________________________________________
* Previously filed and incorporated herein by reference.

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

10M.           Assignment of Leases and Rents dated June 1992 by Newhew                  *
               Associates, as Assignor, to Principal Mutual Life Insurance
               Company, as Assignee.

10N.           Assignment of Indemnification dated June 1992 by Newhew                   *
               Associates to Principal Mutual Life Insurance Company.

10O.           Assignment and Assumption and Indemnity Agreement dated January           *
               1, 1996, by and between Hewson/Shasta Way L.P., a California limited partnership ("Assignor"), Copley Realty Income Partners
               3; a Limited Partnership, a Massachusetts limited partnership
               ("CRIP 3"), and Copley Realty Income Partners 4; a Limited
               Partnership, a Massachusetts limited partnership ("CRIP 4").

10P.           First Amendment to General Partnership Agreement dated January            *
               1, 1996, as amended to date (the "Partnership Agreement") of
               Hewson Shasta Way Associates, a California general partnership, by and among Hewson/Shasta Way L.P., a California limited
               partnership, Copley Realty Income Partners 3; a Limited
               Partnership, a Massachusetts limited partnership ("CRIP 3"), and
               Copley Realty Income Partners 4; a Limited Partnership, a
               Massachusetts limited partnership ("CRIP 4").

27.            Financial Data Schedule

__________________________________________________________
* Previously filed and incorporated herein by reference.

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

                              COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP


Date:  March 30, 1998         By:   /s/ Wesley M. Gardiner, Jr.
                                    ---------------------------
                                    Wesley M. Gardiner, Jr.
                                    President of the
                                    Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                         Date
     ---------                          -----                         ----

                                   President, Chief
                                   Executive Officer and
 /s/ Wesley M. Gardiner, Jr.       Director                      March 30, 1998
----------------------------
     Wesley M. Gardiner, Jr.


                                   Vice President and
 /s/ Pamela J. Herbst              Director                      March 30, 1998
---------------------
     Pamela J. Herbst

                                   Vice President and
 /s/ J. Grant Monahon              Director                      March 30, 1998
---------------------
     J. Grant Monahon


/s/  James J. Finnegan             Vice President                March 30, 1998
----------------------
     James J. Finnegan

                                   Treasurer and Principal
/s/  Karin J. Lagerlund            Financial and Accounting
-----------------------
     Karin J. Lagerlund            Officer                       March 30, 1998