Form 10-Q
period 1998-03-31
COPLEY REALTY INCOME PARTNERS 4
filed 1998-05-13
CIK 847450

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


For Quarter Ended March 31, 1998                  Commission File Number 0-18735

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

                                Yes  [X]     No  [_]

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                          March 31, 1998     December 31, 1997
                                        ------------------  -------------------
Assets


Real estate joint ventures                 $   3,608,084     $    3,661,072

Cash and cash equivalents                      1,535,432          1,081,267
Short-term investments                                 -            472,710
Accounts receivable                                    -             23,824
                                              ----------         ----------
                                           $   5,143,516     $    5,238,873
                                              ==========         ==========


Liabilities and Partners' Capital


Accounts payable                           $      23,397     $       37,784
Accrued management fee                            11,705             12,813
Deferred disposition fees                        197,700            197,700
                                              ----------         ----------
 Total liabilities                               232,802            248,297
                                              ----------         ----------


Partners' capital:
 Limited partners ($561 per
 unit;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                             4,906,110          4,985,173
 General partners                                  4,604              5,403
                                              ----------         ----------
Total partners' capital                        4,910,714          4,990,576
                                              ----------         ----------
                                           $   5,143,516     $    5,238,873
                                              ==========         ==========





               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                              Quarter Ended March 31,
                                               1998             1997
                                           ------------      -----------
Investment Activity

Joint venture earnings                     $   61,595       $   175,726
Interest on cash equivalents
  and short-term investments                   19,804            21,156
                                              -------          --------
                                               81,399           196,882
                                              -------          --------


Portfolio Expenses

General and administrative                     18,819            22,282
Management fee                                 11,705            18,653
Amortization                                    1,183             1,861
                                              -------          --------
                                               31,707            42,796
                                              -------          --------


Net Income                                 $   49,692       $   154,086
                                              =======          ========

Net income per limited partnership unit    $     4.12       $     12.79
                                              =======          ========

Cash distributions per limited
  partnership unit                         $    10.75       $     15.65
                                              =======          ========

Number of limited partnership units
  outstanding during the period                11,931            11,931
                                              =======          ========


               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                                       Quarter Ended March 31,
                                   ------------------------------
                                  1998                         1997
                          ----------------------      ----------------------

                          General      Limited         General      Limited
                          Partners     Partners        Partners     Partners
                          --------     ---------       --------    ----------

Balance at beginning
  of period             $  5,403    $   4,985,173    $   (10,451)  $ 8,211,849

Cash distributions        (1,296)        (128,258)        (1,886)     (186,720)

Net income                   497           49,195          1,541       152,545
                        --------       ----------      ---------    ----------
Balance at end
  of period             $  4,604    $   4,906,110    $   (10,796)  $ 8,177,674
                         =======      ===========      =========     =========


               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Quarter Ended March 31,
                                           -------------------------------
                                                  1998          1997
                                               ----------    ----------

Net cash provided by operating activities    $    122,616   $   198,489
                                               ----------    ----------

Cash flows from investing activity:
   Decrease in short-term
    investments, net                              461,103       210,750
                                               ----------    ----------

Cash flows from financing activity:
   Distributions to partners                     (129,554)     (188,606)
                                               ----------    ----------

Net increase in cash
   and cash equivalents                           454,165       220,633

Cash and cash equivalents:
   Beginning of period                          1,081,267       941,045
                                               ----------    ----------

   End of period                             $  1,535,432   $ 1,161,678
                                               ==========    ==========



               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired its remaining real estate investment prior to 1991. The Partnership intends to dispose of its investments within six to nine years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.

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

     On October 24, 1997, the Partnership sold Newhew's remaining property, Fairmont Commerce Center, for $3,600,000, of which $1,139,082 was used to discharge the related note payable. The Partnership received net proceeds of $2,017,775, after closing costs, and recognized a gain of $958,056 ($80.30 per limited partnership unit) on the sale. A disposition fee of $108,000 was accrued but not paid to AEW. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per limited partnership unit) from the proceeds of the sale.

     The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                           ------------------------

                                      March 31, 1998   December 31, 1997
                                      --------------   -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,238,041 and $2,132,388        $   7,460,342      $   7,565,996
  Other                                     152,490            165,813
                                       ------------       ------------
                                          7,612,832          7,731,809

Liabilities                                  84,926             81,052
                                       ------------       ------------
Net assets                            $   7,527,906      $   7,650,757
                                       ============       ============



                             Results of Operations
                             ---------------------

                                          Quarter Ended March 31,
                                             1998          1997
                                         -----------   ----------

Revenue
  Rental income                          $   301,755   $  554,476
  Other income                                     -        2,419
                                          ----------   ----------
                                             301,755      556,895
                                          ----------   ----------
Expenses
  Operating expenses                          39,410      118,336
  Depreciation and amortization              115,196      156,097
  Interest expense                                 -       25,043
                                          ----------   ----------
                                             154,606      299,476
                                          ----------   ----------

Net income                               $   147,149   $  257,419
                                          ==========   ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures. Interest expense in 1997 relates to a note payable to an insurance company, secured by the Fairmont property. As discussed above, the note was repaid in full on October 24, 1997, concurrent with the sale of the property.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $118,346 ($9.82 per limited partnership unit).

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

     In connection with two sales during 1997, capital of $4,796,262 has been returned to the limited partners. On May 29, 1997, the Partnership made a capital distribution of $234 per limited partnership unit, which reduced the adjusted capital contribution to $729 per unit. On November 24, 1997, the Partnership made a capital distribution of $168 per limited partnership unit, which reduced the adjusted capital contribution to $561 per unit.

     At March 31, 1998, the Partnership had $1,535,432 in cash and cash equivalents, of which $118,346 was used for cash distributions to the partners on April 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations related to the first quarter of 1997 were made at the annualized rate of 6.5% on the adjusted capital contribution of $963 per unit. Cash distributions from operations related to the first quarter of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $561 per unit.

     The carrying value of the remaining real estate investment in the financial statements at March 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised value of the Shasta Way investment exceeded its carrying value by approximately $1,200,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Operating Factors

     Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998.

     Investment Results

     As discussed above, both Newhew investments (Hohokam and Fairmont), were sold during 1997. Therefore, comparative real estate operating results are presented for the Shasta Way investment only.

     Joint venture earnings from Shasta Way were $58,799 and $61,595 for the three months ended March 31, 1997 and 1998, respectively. The improvement is the result of a decrease in accounting fees between the two periods.

     Cash flow from operations decreased by approximately $76,000 in 1998 as compared to the respective prior-year period, due to both the timing of distributions from Shasta Way, and from a decrease in real estate operating results due to the sale of both Newhew investments in 1997.

     Interest on cash equivalents and short-term investments decreased by $1,352, or 16%, between the first three months of 1997 and 1998, as a result of a decrease in average investment balances, partially offset by higher short-term rates.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by $3,463, or 16%, between the first three months of 1997 and 1998, primarily due to decreases in appraisal and accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two comparable periods due to the decrease in distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                              COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                              PARTNERSHIP
                              (Registrant)



May 13, 1998
                                   /s/ Wesley M. Gardiner, Jr.
                                   -------------------------------
                                   Wesley M. Gardiner, Jr.
                                   President, Chief Executive Officer and
                                   Director of Managing General Partner,
                                   Fourth Income Corp.



May 13, 1998
                                   /s/ Karin J. Lagerlund
                                   --------------------------------
                                   Karin J. Lagerlund
                                   Treasurer and Principal Financial and
                                   Accounting Officer of Managing General
                                   Partner, Fourth Income Corp.