Form 10-Q
period 1998-06-30
COPLEY REALTY INCOME PARTNERS 4
filed 1998-08-12
CIK 847450

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


For Quarter Ended June 30, 1998                   Commission File Number 0-18735


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


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                          June 30, 1998    December 31, 1997
                                        ----------------- --------------------
Assets


Real estate joint ventures                  $3,569,161         $3,661,072

Cash and cash equivalents                    1,521,769          1,081,267
Short-term investments                               -            472,710
Accounts receivable                                  -             23,824
                                            ----------         ----------
                                            $5,090,930         $5,238,873
                                            ==========         ==========


Liabilities and Partners' Capital


Accounts payable                            $   27,716         $   37,784
Accrued management fee                          11,705             12,813
Deferred disposition fees                      197,700            197,700
                                            ----------         ----------
 Total liabilities                             237,121            248,297
                                            ----------         ----------


Partners' capital:
 Limited partners ($561 per
 unit;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                           4,849,775          4,985,173
 General partners                                4,034              5,403
                                            ----------         ----------
Total partners' capital                      4,853,809          4,990,576
                                            ----------         ----------
                                            $5,090,930         $5,238,873
                                            ==========         ==========



                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                           Quarter Ended  Six Months Ended  Quarter Ended  Six Months Ended
                                           June 30, 1998   June 30, 1998    June 30, 1997   June 30, 1997
                                           -------------  ----------------  -------------  ----------------
Investment Activity

Joint venture earnings                           $71,029          $132,624     $   81,038        $  256,764
Interest on cash equivalents
  and short-term investments                      19,944            39,748         32,641            53,797
Gain on sale of property                               -                 -        973,919           973,919
                                                 -------          --------     ----------        ----------
                                                  90,973           172,372      1,087,598         1,284,480
                                                 -------          --------     ----------        ----------


Portfolio Expenses

General and administrative                        16,645            35,464         26,093            48,375
Management fee                                    11,704            23,409         16,997            35,650
Amortization                                       1,183             2,366          1,648             3,509
                                                 -------          --------     ----------        ----------
                                                  29,532            61,239         44,738            87,534
                                                 -------          --------     ----------        ----------


Net Income                                       $61,441          $111,133     $1,042,860        $1,196,946
                                                 =======          ========     ==========        ==========

Net income per limited partnership unit          $  5.10          $   9.22     $    86.53        $    99.32
                                                 =======          ========     ==========        ==========

Cash distributions per limited
  partnership unit                               $  9.82          $  20.57     $   249.65        $   265.30
                                                 =======          ========     ==========        ==========
Number of limited partnership units
  outstanding during the period                   11,931            11,931         11,931            11,931
                                                 =======          ========     ==========        ==========

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                      Quarter Ended          Six Months Ended          Quarter Ended          Six Months Ended
                      June 30, 1998            June 30, 1998           June 30, 1997            June 30, 1997
                    ------------------       ------------------      ------------------       ------------------
                  General       Limited     General      Limited     General     Limited      General     Limited
                  Partners      Partners    Partners     Partners    Partners    Partners     Partners    Partners
                  --------      --------    --------     --------    --------    --------     --------    --------
Balance at
beginning of
period             $ 4,604     $4,906,110    $ 5,403    $4,985,173   $(10,796)  $8,177,674    $(10,451)  $8,211,849

Cash
distributions       (1,184)      (117,162)    (2,480)     (245,420)    (1,886)  (2,978,574)     (3,772)  (3,165,294)

Net income             614         60,827      1,111       110,022     10,428    1,032,432      11,969    1,184,977
                  --------     ----------   --------    ----------   --------   ----------    --------  ------------
Balance at
end of period      $ 4,034     $4,849,775    $ 4,034    $4,849,775    $(2,254)  $6,231,532     $(2,254)  $6,231,532
                  ========     ==========   ========    ==========   ========   ==========    ========  ============

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                             Six Months Ended June 30,
                                                1998          1997
                                             -----------  ------------
Net cash provided by operating activities    $  227,300   $   332,067
                                             ----------   -----------

Cash flows from investing activities:
   Net proceeds from sale of property                 -     2,736,433
   Increase in deferred disposition fees              -        89,700
   Decrease in short-term
    investments, net                            461,102       215,507
                                             ----------   -----------
Net cash provided by investing
   activities                                   461,102     3,041,640

Cash flows from financing activity:
   Distributions to partners                   (247,900)   (3,169,066)
                                             ----------   -----------

Net increase in cash
   and cash equivalents                         440,502       204,641

Cash and cash equivalents:
   Beginning of period                        1,081,267       941,045
                                             ----------   -----------

   End of period                             $1,521,769   $ 1,145,686
                                             ==========   ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

   The following summarized financial information is presented in the aggregate for the joint ventures (one at June 30, 1998 and December 31, 1997 and two at June 30, 1997):

                            Assets and Liabilities
                            ----------------------

                                    June 30, 1998  December 31, 1997
                                    -------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,343,697 and $2,132,388         $7,354,687         $7,565,996
  Other                                   146,202            165,813
                                       ----------         ----------
                                        7,500,889          7,731,809

Liabilities                                62,347             81,052
                                       ----------         ----------
Net assets                             $7,438,542         $7,650,757
                                       ==========         ==========
                            Results of Operations
                            ---------------------

                                          Six Months Ended June 30,
                                         1998                   1997
                                       ---------              --------
Revenue
  Rental income                          $630,823             $978,592
  Other income                                  -                3,056
                                         --------             --------
                                          630,823              981,648
                                         --------             --------
Expenses
  Operating expenses                       83,669              223,700
  Depreciation and amortization           230,393              297,075
  Interest expense                              -               49,981
                                         --------             --------
                                          314,062              570,756
                                         --------             --------

Net income                               $316,761             $410,892
                                         ========             ========

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

NOTE 3 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $118,346 ($9.82 per limited partnership unit).

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

      In connection with two sales (Hohokam and Fairmont) during 1997, capital of $4,796,262 has been returned to the limited partners. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit), which reduced the adjusted capital contribution to $729 per unit. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per limited partnership unit), which reduced the adjusted capital contribution to $561 per unit.

      At June 30, 1998, the Partnership had $1,521,769 in cash and cash equivalents, of which $118,346 was used for cash distributions to the partners on July 30, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations related to the first two quarters of 1997 were made at the annualized rate of 6.5%; the first quarter 1997 distribution was based on the adjusted capital contribution of $963 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $877.67. Cash distributions from operations related to the first two quarters of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $561 per unit.

      The carrying value of the remaining real estate investment in the financial statements at June 30, 1998 is at depreciated cost. However, it is the Partnership's policy that if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such an investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised value of the Partnership's remaining real estate investment exceeded its carrying value by approximately $1,500,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

      Operating Factors

      Shasta Way is 100% occupied by a single tenant under a lease which expires December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commences on January 1, 1999.

     Investment Results

      As discussed above, both Newhew investments (Hohokam and Fairmont), were sold during 1997. Therefore, comparative real estate operating results are presented for the Shasta Way investment only.

      Joint venture earnings from Shasta Way were $110,864 and $132,624 for the six months ended June 30, 1997 and 1998, respectively. The improvement is the result of a rental increase as of April 1, 1998, in addition to a favorable 1997 expense reimbursement adjustment this quarter. Accounting fees also decreased between the two periods.

     Cash flow from operations decreased by approximately $105,000 in 1998 as compared to the respective prior-year period, due to both the timing of distributions from Shasta Way, and from a decrease in real estate operating results due to the sale of both Newhew investments in 1997.

      Interest on cash equivalents and short-term investments decreased by approximately $14,000, or 26%, between the first six months of 1997 and 1998, as a result of a decrease in average investment balances, as well as the temporary investment of Hohokam sales proceeds during May 1997.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $13,000, or 27%, between the first six months of 1997 and 1998, primarily due to decreases in accounting and appraisal fees.

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


                        FOR QUARTER ENDED JUNE 30, 1998


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                    COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                    PARTNERSHIP
                    (Registrant)



August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Fourth Income Corp.



August 12, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Fourth Income Corp.