Form 10-Q
period 1998-09-30
COPLEY REALTY INCOME PARTNERS 4
filed 1998-11-13
CIK 847450

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


For Quarter Ended September 30, 1998          Commission File Number 0-18735


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


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                        September 30, 1998  December 31, 1997
                                        ------------------  -----------------
Assets

Real estate joint ventures                 $3,508,122              $3,661,072

Cash and cash equivalents                   1,526,893               1,081,267
Short-term investments                              -                 472,710
Accounts receivable                                 -                  23,824
                                           ----------              ----------
                                           $5,035,015              $5,238,873
                                           ==========              ==========


Liabilities and Partners' Capital

Accounts payable                           $   31,583              $   37,784
Accrued management fee                         11,705                  12,813
Deferred disposition fees                     197,700                 197,700
                                           ----------              ----------
 Total liabilities                            240,988                 248,297
                                           ----------              ----------


Partners' capital:
 Limited partners ($561 per
 unit;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                          4,790,591               4,985,173
 General partners                               3,436                   5,403
                                           ----------              ----------
Total partners' capital                     4,794,027               4,990,576
                                           ----------              ----------
                                           $5,035,015              $5,238,873
                                           ==========              ==========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended  Nine Months Ended   Three Months Ended  Nine Months Ended
                                           September 30, 1998  September 30, 1998  September 30, 1997  September 30, 1997
                                           ------------------  ------------------  ------------------  ------------------
Investment Activity

Joint venture earnings                                $66,145            $198,769            $ 88,000          $  344,764
Interest on cash equivalents
  and short-term investments                           20,211              59,959              21,761              75,558
Gain on sale of property                                    -                   -                   -             973,919
                                                      -------            --------            --------          ----------
                                                       86,356             258,728             109,761           1,394,241
                                                      -------            --------            --------          ----------


Portfolio Expenses

General and administrative                             14,904              50,368              25,395              73,770
Management fee                                         11,705              35,114              14,124              49,774
Amortization                                            1,183               3,549               1,542               5,051
                                                      -------            --------            --------          ----------
                                                       27,792              89,031              41,061             128,595
                                                      -------            --------            --------          ----------


Net Income                                            $58,564            $169,697            $ 68,700          $1,265,646
                                                      =======            ========            ========          ==========

Net income per limited partnership unit               $  4.86            $  14.08            $   5.70          $   105.02
                                                      =======            ========            ========          ==========

Cash distributions per limited
  partnership unit                                    $  9.82            $  30.39            $  14.26          $   279.56
                                                      =======            ========            ========          ==========

Number of limited partnership units
  outstanding during the period                        11,931              11,931              11,931              11,931
                                                      =======            ========            ========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Three Months Ended       Nine Months Ended        Three Months Ended     Nine Months Ended
                             September 30, 1998       September 30, 1998       September 30, 1997     September 30, 1997
                           ---------------------     --------------------     --------------------   ----------------------
                           General     Limited       General    Limited       General    Limited      General    Limited
                           Partners    Partners      Partners   Partners      Partners   Partners     Partners   Partners
                           --------   ----------     --------  ----------     --------  ----------    --------  -----------

Balance at beginning
 of period                 $ 4,034    $4,849,775     $ 5,403   $4,985,173     $(2,254)  $6,231,532    $(10,451) $ 8,211,849

Cash distributions          (1,184)     (117,162)     (3,664)    (362,582)     (1,719)    (170,136)     (5,491)  (3,335,430)

Net income                     586        57,978       1,697      168,000         687       68,013      12,656    1,252,990
                           -------    ----------     -------   ----------     -------   ----------    --------  -----------

Balance at end of
period                     $ 3,436    $4,790,591     $ 3,436   $4,790,591     $(3,286)  $6,129,409    $ (3,286) $ 6,129,409
                           =======    ==========     =======   ==========     =======   ==========    ========  ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                          Nine Months Ended September 30,
                                          ------------------------------
                                                1998          1997
                                             ----------   -----------

Net cash provided by operating activities    $  350,770   $   532,491
                                             ----------   -----------

Cash flows from investing activities:
   Net proceeds from sale of property                 -     2,736,433
   Increase in deferred disposition fees              -        89,700
   Investment in joint venture                        -       (49,881)
   Decrease in short-term
    investments, net                            461,102       214,966
                                             ----------   -----------
Net cash provided by investing
   activities                                   461,102     2,991,218
                                             ----------   -----------

Cash flows from financing activity:
   Distributions to partners                   (366,246)   (3,340,921)
                                             ----------   -----------

Net increase in cash
   and cash equivalents                         445,626       182,788

Cash and cash equivalents:
   Beginning of period                        1,081,267       941,045
                                             ----------   -----------

   End of period                             $1,526,893   $ 1,123,833
                                             ==========   ===========


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired its remaining real estate investment prior to 1991. The Partnership intends to dispose of this investment within nine years of acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

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

     The following summarized financial information is presented in the aggregate for the joint ventures (one at September 30, 1998 and December 31, 1997 and two at September 30, 1997):

                             Assets and Liabilities
                             ----------------------

                                    September 30, 1998  December 31, 1997
                                    ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,449,352 and $2,132,388              $7,249,032         $7,565,996
  Other                                        136,418            165,813
                                            ----------         ----------
                                             7,385,450          7,731,809

Liabilities                                     88,926             81,052
                                            ----------         ----------
Net assets                                  $7,296,524         $7,650,757
                                            ==========         ==========

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP



                             Results of Operations
                             ---------------------


                                   Nine Months Ended September 30,
                                      1998               1997
                                    --------           --------

Revenue
  Rental income                     $944,650           $1,378,618
  Other income                             -                3,970
                                    --------           ----------
                                     944,650            1,382,588
                                    --------           ----------
Expenses
  Operating expenses                 124,319              296,307
  Depreciation and amortization      345,588              430,498
  Interest expense                         -               74,810
                                    --------           ----------
                                     469,907              801,615
                                    --------           ----------

Net income                          $474,743           $  580,973
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

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $118,346 ($9.82 per limited partnership unit).

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

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

     During 1997, capital of $4,796,262 was returned to the limited partners as a result of the sales of Hohokam and Fairmont. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the sale proceeds of Hohokam, which reduced the adjusted capital contribution to $729 per unit. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per limited partnership unit) from the sale proceeds of Fairmont, which reduced the adjusted capital contribution to $561 per unit.

     At September 30, 1998, the Partnership had $1,526,893 in cash and cash equivalents, of which $118,346 was used for cash distributions to the partners on October 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations related to the first three quarters of 1997 were made at the annualized rate of 6.5%; the first quarter 1997 distribution was based on the adjusted capital contribution of $963 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $877.67; the third quarter distribution was based on the adjusted capital contribution of $729. Cash distributions from operations related to the first three quarters of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $561 per unit.

     The carrying value of the remaining real estate investment in the financial statements at September 30, 1998 is at depreciated cost. However, it is the Partnership's policy that if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such an investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised value of the Partnership's remaining real estate investment exceeded its carrying value by approximately $1,600,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


     . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.


     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

     Operating Factors

     Shasta Way is 100% occupied by a single tenant under a lease with an initial lease term which expires December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commences on January 1, 1999.

     Investment Results

     For the three and nine months ended September 30, 1998, real estate operating results were $66,145 and $198,769, respectively, compared to $88,000 and $344,764 for the comparable periods in 1997. The decreases of $21,855 and $145,995 for the three and nine-month periods, respectively, are primarily due to a reduction in aggregate operating income of $28,893 and $174,793 over the same periods as a result of the sales of the Hohokam and Fairmont investments in May 1997 and October 1997, respectively.

     Joint venture earnings from Shasta Way were $59,107 and $169,971 for the three and nine month periods ended September 30, 1997, respectively, compared to $66,145 and $198,769 for the same periods in 1998. The increases of $7,038 and $28,798 for the respective periods are primarily the result of a rental increase as of April 1, 1998, in addition to a favorable 1997 expense reimbursement adjustment recorded in the first quarter of 1998. Accounting fees have also decreased between both of the respective periods.

     Cash flow from operations decreased by approximately $182,000 in 1998 as compared to the respective prior-year nine-month period, due to both the timing of distributions from Shasta Way, and from a decrease in real estate operating results due to the sales of Hohokam and Fairmont in 1997.

     Interest on cash equivalents and short-term investments decreased by approximately $2,000 and $16,000 between the first three and nine-month periods of 1998 and 1997, respectively, as a result of a decrease in average investment balances from the receipt of Hohokam sale proceeds in May 1997.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $10,000 and $23,000 between the respective three and nine-month periods of 1998 and 1997, primarily due to decreases in accounting and appraisal fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the comparable three and nine month periods of 1998 and 1997, respectively, due to the decrease in distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1998


                                    PART II


                               OTHER INFORMATION



Items 1-5 Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                    COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                         PARTNERSHIP (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Fourth Income Corp.



November 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner,
                               Fourth Income Corp.