Form 10-K405
period 1998-12-31
COPLEY REALTY INCOME PARTNERS 4
filed 1999-03-25
CIK 847450

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                          Commission File No. 0-18735

                               -----------------

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

         As of December 31, 1998, the Partnership is invested in one real property investment which is described below. The Partnership has no current plan to renovate, improve or further develop its remaining property. In the opinion of the Managing General Partner of the Partnership, the remaining property is adequately covered by insurance. The Partnership has sold two other investments during 1997. The principal terms of the sales of the Partnership's investments are set forth in the following table:

       INVESTMENT            MONTH/YEAR OF SALE          NET SALE PROCEEDS         DISTRIBUTION/UNIT        DISTRIBUTION
                                                                                                             MONTH/YEAR
     Investment Two                      5/97                   $2,826,133                $234.00                 5/97
    Investment Three                    10/97                   $2,017,775                $168.00                10/97

         The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

Industrial Building in Simi Valley, California ("Shasta Way").
-------------------------------------------------------------

         On September 29, 1989, the Partnership acquired a 25.2% interest in a joint venture formed with Copley Realty Income Partners 3; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 34.8% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1998, the Partnership had contributed $5,149,893 to the capital of the joint venture out of a maximum commitment of $5,512,500. Effective January 1, 1996, the joint venture was restructured whereby the Developer withdrew, and the ownership interests of the Partnership and its Affiliate increased to 42% and 58%, respectively. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 42% of remaining cash flow and 42% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

         The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. As of December 31, 1998, the facility was 100% leased to one tenant until December 2003. The lease includes a five-year renewal option.

Item 2.  Properties
         ----------

         The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's remaining property:

-----------------------------------------------------------------------------------------------------------------------------------
                                ESTIMATED
                                  1998                                                        ANNUAL
                                 ANNUAL          NUMBER OF                                   CONTRACT
                                 REALTY       TENANTS WITH    NAME(S) OF        SQUARE FEET    RENT         LEASE       RENEWAL
                                                   10%                              OF
             PROPERTY             TAXES        OR MORE OF     TENANT(S)           EACH       PER S. F.    EXPIRATION   OPTIONS
                                                  GLA                            TENANT
-----------------------------------------------------------------------------------------------------------------------------------
Industrial Building in Simi     $105,000          1           Bugle Boy         235,080         $5.52     12/2003      One 5 year
Valley, CA                                                    Industries                                               option

-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------
                                                 LINE OF BUSINESS

             PROPERTY                              OF PRINCIPAL
                                                    TENANTS
--------------------------------------------------------------------------
Industrial Building in Simi                      Apparel
Valley, CA                                       Manufacturer

--------------------------------------------------------------------------

         The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's remaining property:

----------------------------------------------------------------------------------------------------------------------------
                                                 GROSS LEASABLE          YEAR-END        RENTAL          NET EFFECTIVE
                                                      AREA              OCCUPANCY        REVENUE        RENT ($/SF/YR)*
                                                                                        RECOGNIZED
----------------------------------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
--------------------------------------
                    1994                               235,080              100%        $1,157,494              $5.28
                    1995                               235,080              100%        $1,163,851              $4.95
                    1996                               235,080              100%        $1,208,205              $5.14
                    1997                               235,080              100%        $1,205,152              $5.13
                    1998                               235,080              100%        $1,258,609              $5.35

----------------------------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

         Following is a schedule of lease expirations for each of the next ten years for the Partnership's remaining property based on the annual contract rent in effect at December 31, 1998:

----------------------------------------------------------------------------------------------------------------------------
                                                 TENANT AGING REPORT
----------------------------------------------------------------------------------------------------------------------------

                  PROPERTY                      # OF LEASE          TOTAL                TOTAL            PERCENTAGE OF
                                               EXPIRATIONS       SQUARE FEET         ANNUAL RENTAL         GROSS ANNUAL
                                                                                                             RENTAL*
----------------------------------------------------------------------------------------------------------------------------
Industrial Building in Simi Valley, CA
--------------------------------------
                    1999                             0                   0                   $0                          0%
                    2000                             0                   0                   $0                          0%
                    2001                             0                   0                   $0                          0%
                    2002                             0                   0                   $0                          0%
                    2003                             1             235,080           $1,336,571                        100%
                    2004                             0                   0                   $0                          0%
                    2005                             0                   0                   $0                          0%
                    2006                             0                   0                   $0                          0%
                    2007                             0                   0                   $0                          0%
                    2008                             0                   0                   $0                          0%

----------------------------------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenants.

         The following table sets forth for the Partnership's remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to the property for purposes of depreciation:

----------------------------------------------------------------------------------------------------------------------

Depreciable Assets
                                                               Rate of                       Life       Accumulated
          Entity / Property                 Tax Basis       Depreciation      Method       in years    Depreciation

Shasta Way
---------------------------------------
Building & Improvements                      $6,643,803         3.17%          SL            31.5       $1,498,622
                                             -----------                                                ----------
Total Depreciable Assets                      6,643,803                                                  1,498,622
                                             ----------                                                 ----------

Total Depreciable Assets                     $6,643,803                                                 $1,498,622
                                             ==========                                                 ==========

----------------------------------------------------------------------------------------------------------------------

SL = Straight-Line

          Following is information regarding the competitive market conditions for the Partnership's remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

     A)   Industrial Building in Simi Valley, CA
          --------------------------------------

          The property is located within the Simi Valley industrial submarket, which is part of the Ventura County industrial market. The Ventura County industrial market (1,296 industrial buildings, totaling approximately 47.7 million square feet) had a 1998 year-end industrial vacancy rate of approximately 7.0%, 13% lower than at year-end 1997. Total 1998 leasing activity in Ventura County equaled approximately 2.4 million square feet, approximately 6.7% less than 1997's total activity. The Simi Valley industrial submarket, which consists of 163 industrial buildings totaling approximately 6.9 million square feet, experienced a 1998 year-end vacancy rate of approximately 9.1%, higher than the 1997 year-end vacancy rate of 7.8% mainly due to the addition of one new building totaling 281,000 square feet in the fourth quarter of 1998.

Item 3. Legal Proceedings.
        -----------------

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

        As of December 31, 1998, there were 938 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited Partnership dated November 9, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998, or distributed after year end with respect to 1998, to the Limited Partners as a group totaled $468,650. For the year ended December 31, 1997, cash distributions paid in 1997, or distributed after year end with respect to 1997, to the Limited Partners as a group totaled $5,422,759, including $4,796,262 ($402 per limited partnership unit), representing proceeds from the sales of two properties.

        Total cash distributions exceeded net income in 1998 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1998. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.
        -----------------------

                                          For Year         For Year         For Year         For Year         For Year
                                          Ended or         Ended or         Ended or         Ended or         Ended or
                                          As of :          As of :          As of :          As of :          As of :
                                         12/31/98        12/31/97(1)       12/31/96         12/31/95(2)      12/31/94
                                       -----------       -----------      -----------      -------------    -----------
Revenues                               $   336,516       $   488,539      $   579,858      $     528,841    $  457,607



Net Income                             $   220,377       $ 2,277,318      $   411,744      $     373,189    $  319,952



Net Income
per Unit of Limited
Partnership Interest
Outstanding                            $     18.29       $    188.97      $     34.17      $       30.97    $    26.55



Total Assets                           $ 4,976,440       $ 5,238,873      $ 8,272,345      $   8,576,307    $9,266,255



Total Cash Distributions
per Unit of Limited
Partnership Unit, including
amounts distributed after year
end with respect to such
year                                   $     40.21       $    454.51      $     62.60      $       91.13    $    41.25
                                       -----------       -----------      -----------      -------------    ----------


     (1) Net Income in 1997 includes gains from the sales of two properties totaling $1,931,975. Cash Distributions include returns of capital totaling $402.00 per Limited Partnership Unit.

     (2) Cash distributions in 1995 include a discretionary reduction of cash reserves of $37.00 per Limited Partnership Unit, which was classified as a return of capital.

Item 7.
------

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

          On May 1, 1997, the Hohokam property within the Newhew joint venture was sold for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per limited partnership unit) on the sale. A disposition fee of $89,700 was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $729 per unit.

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

          At December 31, 1998, the Partnership had $1,498,022 in cash, cash equivalents, and short-term investments, of which $118,346 was used for cash distributions to the partners on January 28, 1999; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and interest on its cash and cash equivalents. The annualized distribution rate related to all four quarters in 1997 was 6.5% based chronologically by quarter on an adjusted capital contribution of $963, a weighted capital contribution of $878, an adjusted capital contribution of $729 and a weighted capital contribution of $662. The annualized distribution rate relating to all four quarters of 1998 was 7.0% on the adjusted capital contribution of $561.

          The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by estimated disposition costs for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of the Shasta Way investment exceeded its carrying value by approximately $1,600,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Year 2000 Readiness Disclosure
------------------------------

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

 .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

          The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.

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

          Fairmont Commerce Center (Newhew's Phase II investment) had been 100% leased to two tenants since May 1992. As mentioned above, the Partnership sold the Fairmont property on October 24, 1997 and recognized a gain of $958,056.

          Shasta Way is 100% occupied by a single tenant under a lease which was recently extended through December 31, 2003.

          One tenant contributed 100% of the rental revenue recognized by the Partnership's investments for 1998. The sole tenant occupying the Partnership's remaining investment was current with regard to its lease payments at December 31, 1998; management is not aware of any impairment in the tenant's ability to continue to perform in accordance with the terms of their lease.

     Investment Results
     ------------------

          Interest income on cash equivalents and short-term investments for 1998 decreased approximately $28,000, or 26% as compared to 1997 due to lower invested balances, as well as lower short-terms yields. Short-term investment income increased approximately $23,000 in 1997 as compared to 1996, primarily due to higher invested balances as well as higher short-term yields.

          Joint venture earnings were $257,979, $382,320 and $497,089 for the years ended December 31, 1998, 1997 and 1996, respectively. Joint venture earnings from Shasta Way were $257,979, $231,584 and $237,663 in the respective years. The increase in 1998 is primarily due to an increase in rental revenue. The decline in 1997 is primarily due to increased repairs and maintenance expenses. Joint venture earnings from Newhew were $150,736 and $259,426 in 1997 and 1996, respectively. The substantial decline between 1996 and 1997 is the direct result of the sale of both properties in May and October of 1997, as discussed above.

          Operating cash flow from Shasta Way was $435,902, $559,608 and $470,736 in 1998, 1997 and 1996, respectively. Operating cash flow from Newhew was $110,377 and $316,478 in 1997 and 1996, respectively. These changes differ from the trend in investment results primarily due to the timing of cash distributions by both joint ventures. Most notably, the Newhew venture retained cash in 1996 to fund tenant improvements and a new roof at the Hohokam property.

          Portfolio Expenses

          General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by $10,000, or 13%, between 1997 and 1998 as decreases in consulting, bank service fees and appraisal fees were partially offset by an increase in legal costs. General and administrative expenses decreased 14% in 1997 as compared to 1996 primarily due to decreases in accounting and appraisal fees, partially offset by an increase in printing costs.

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. The management fee decrease in 1998 and was consistent with the corresponding changes in distributable cash flow.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk:
          ----------------------------------------------------------

The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           --------------------------------------------------------------
          Financial Disclosure.
          --------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------
          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.

Name                           Position(s) with the Managing General Partner                  Age
----                           ---------------------------------------------                  ---
J. Christopher Meyer, III      President, Chief Executive Officer and Director                51
Pamela J. Herbst               Vice President and Director                                    43
J. Grant Monahon               Vice President and Director                                    53
James J. Finnegan              Vice President                                                 38
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer       34

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

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

          The Managing General Partner was incorporated in Massachusetts on March 14, 1989. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

          J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and an MBA from the Wharton School of the University of Pennsylvania.

          Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

          J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

          Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

         The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash Distributions to General Partners include amounts distributed after year-end with respect to 1998.

                                                                                Amount of
                                                                              Compensation
                                                                                  and
Receiving Entity                            Type of Compensation              Reimbursement
----------------                            --------------------              -------------
AEW Real Estate Advisors, Inc.              Management Fees and
                                            Reimbursement of Expenses         $      57,818


General Partners                            Share of Distributable Cash               4,846

New England Securities Corporation          Servicing Fees
                                            and Reimbursement
                                            of Expenses                               1,681

Back Bay Advisors, L.P.                     Servicing Fee                             1,712

                                                                              -------------
                                            TOTAL                             $      66,057
                                                                              =============

         For the year ended December 31, 1998, the Partnership allocated $3,569 of taxable income to the General Partners.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

     (b) Security Ownership of Management.
         --------------------------------

         The General Partners of the Partnership owned no Units at December 31, 1998.

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

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K.
           -------------------------------------------------------

         (a) The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, and Financial Statement Index No. 2 are filed as part of this Annual Report.

               (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and
         Schedule is filed as part of this Annual Report.

         (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. No Currents Report on Form 8-K were filed during the fourth quarter of 1998.

                       Copley Realty Income Partners 4;

                             A Limited Partnership









                             Financial Statements

                                 * * * * * * *









                               December 31, 1998

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE






Report of Independent Accountants

Financial Statements:

       Balance Sheets - December 31, 1998 and 1997

       Statements of Operations - For the Years Ended
        December 31, 1998, 1997 and 1996

       Statements of Partners' Capital (Deficit) - For the Years Ended December
        31, 1998, 1997 and 1996

       Statements of Cash Flows - For the Years Ended December 31, 1998, 1997
        and 1996

       Notes to Financial Statements

Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Shasta Way Associates and Nehew joint venture investees for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $497,089 for the year ended December 31, 1996. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.






/s/   PricewaterhouseCoopers  LLP
---------------------------------
Boston, Massachusetts
March 9, 1999

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                                                              December 31,
                                                           -----------------------------------------------------
                                                                1998                                1997
                                                           ------------------                  -----------------
ASSETS

Real estate joint ventures                                 $        3,478,418                  $       3,661,072

Cash and cash equivalents                                           1,498,022                          1,081,267
Short-term investments                                                      -                            472,710
Accounts receivable                                                         -                             23,824
                                                           ------------------                  -----------------

                                                           $        4,976,440                  $       5,238,873
                                                           ==================                  =================

Liabilities and Partners' Capital


Accounts payable                                           $           40,674                  $          37,784
Accrued management fee                                                 11,705                             12,813
Deferred disposition fees                                             197,700                            197,700
                                                           ------------------                  -----------------
Total liabilities                                                     250,079                            248,297
                                                           ------------------                  -----------------

Partners' capital (deficit):
  Limited partners ($561 per unit;
  100,000 units authorized; 11,931
  units issued and outstanding)                                     4,723,600                          4,985,173
  General partners                                                      2,761                              5,403
                                                           ------------------                  -----------------
Total partners' capital                                             4,726,361                          4,990,576
                                                           ------------------                  -----------------

                                                           $        4,976,440                  $       5,238,873
                                                           ==================                  =================


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                              Year ended December 31,
                                                                          -----------------------------
                                                                 1998                  1997                1996
                                                            ---------------       --------------     ----------------
INVESTMENT ACTIVITY

 Joint venture earnings                                     $       257,979       $      382,320     $        497,089
 Gain on sale of investment                                               -            1,931,975                    -
                                                            ---------------       --------------     ----------------

   Total real estate activity                                       257,979            2,314,295              497,089

 Interest on cash equivalents
  and short-term investments                                         78,537              106,219               82,769
                                                            ---------------       --------------     ----------------

     Total investment activity                                      336,516            2,420,514              579,858
                                                            ---------------       --------------     ----------------

PORTFOLIO EXPENSES

 General and administrative                                          64,589               74,137               86,055
 Management fee                                                      46,818               62,587               74,613
 Amortization                                                         4,732                6,472                7,446
                                                            ---------------       --------------     ----------------

                                                                    116,139              143,196              168,114
                                                            ---------------       --------------     ----------------


NET INCOME                                                  $       220,377       $    2,277,318     $        411,744
                                                            ===============       ==============     ================

Net income per limited
 partnership unit                                           $         18.29       $       188.97     $          34.17
                                                            ===============       ==============     ================

Cash distributions per limited
 partnership unit                                           $         40.21       $       459.41     $          60.19
                                                            ===============       ==============     ================

Number of limited partnership
 units outstanding during the year                                   11,931               11,931               11,931
                                                            ===============       ==============     ================

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT )

                                                                         Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                              1998                                 1997                               1996
                               --------------------------------       --------------------------------   --------------------------
                                    General        Limited             General          Limited            General        Limited
                                    Partners       Partners            Partners         Partners           Partners       Partners
                                    --------       --------            --------         --------           --------       --------
Balance at beginning of year     $      5,403   $      4,985,173   $     (10,451)  $      8,211,849    $     (7,314)  $  8,522,348

Cash distributions                     (4,846)          (479,746)         (6,919)        (5,481,221)         (7,254)      (718,126)

Net income                              2,204            218,173          22,773          2,254,545           4,117        407,627
                                 ------------   ----------------   -------------   ----------------    ------------   ------------

Balance at end of year           $      2,761   $      4,723,600   $       5,403   $      4,985,173    $    (10,451)  $  8,211,849
                                 ============   ================   =============   ================    =============  ============

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,
                                                   -----------------------------------------------------------------
                                                      1998                  1997                 1996
                                                   ------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $       220,377      $       2,277,318     $        411,744
    Adjustments to reconcile net income to net
     cash provided by operating activities:
  Amortization                                               4,732                  6,472                7,446
  Equity in joint venture earnings                        (257,979)              (382,320)            (497,089)
  Cash distributions from joint ventures                   435,902                669,985              787,214
  Gain on sale of property                                       -             (1,931,975)                   -
  (Increase)/decrease in receivables                        35,431                (25,483)              (9,493)
  Increase (decrease) in operating liabilities               1,782                (20,351)               9,674
                                                   ---------------      ------------------    ----------------
      Net cash provided by operating activities            440,245                593,646              709,496
                                                   ---------------      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sales of investments                          -              4,646,208                    -
 Deferred disposition fees                                       -                197,700                    -
 Investment in joint venture                                     -                (49,881)                   -
 Decrease (increase) in short-term
    investments, net                                       461,102                240,689             (405,932)
                                                   ---------------      -----------------     -----------------
      Net cash provided by (used in) investing
         activities                                        461,102              5,034,716             (405,932)
                                                   ---------------      -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                                (484,592)            (5,488,140)            (725,380)
                                                   ----------------     ------------------    -----------------
      Net cash used in financing
         activity                                         (484,592)            (5,488,140)            (725,380)
                                                   ----------------     ------------------    -----------------

 Net increase (decrease) in cash and cash
         equivalents                                       416,755                140,222             (421,816)

Cash and cash equivalents:
 Beginning of year                                       1,081,267                941,045            1,362,861
                                                   ---------------      -----------------     ----------------

 End of year                                       $     1,498,022      $       1,081,267     $        941,045
                                                   ===============      =================     ================

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

         Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired the one remaining real estate investment it currently owns prior to the end of 1989. It intended to dispose of this investment within six to nine years of its acquisition, and then liquidate; however, the managing general partner expects to extend the investment period into 1999, having determined it to be in the best interest of the limited partners.

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

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with AEW to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

Management
----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($11,000 in 1998, $11,000 in 1997, and $11,000 in 1996).
Acquisition fees were based on 3% of the gross proceeds of the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $1,681, $1,580 and $1,507 in 1998, 1997 and 1996 respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $1,712, $1,565 and $1,507 in 1998, 1997 and 1996, respectively.

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

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1998 and 1997 respectively, the appraised value of the Shasta Way investment exceeded the carrying value by $1,600,000 and $1,100,000, respectively.

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

         The Partnership has the positive intent and ability to hold all investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments were in commercial paper with less than two months remaining to maturity.

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

Segment Data
------------

         Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

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

         The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                                       Rate of                 Ownership                     December 31,
                                                                                 -----------------------------------
Investment/Location                 Return/Interest             Interest            1998                     1997
-------------------                 ---------------           -------------      -------------          ------------
Shasta Way
 Simi Valley, CA                     10.0%      (C)               42%             $  4,870,589           $   4,870,589

(C) Capital contribution

         Shasta Way
         ----------

         On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make, and as of December 31, 1998 had completely funded, capital contributions of up to $5,512,500. It is entitled to a preferred return of 10% per annum on its invested capital. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 25.2% to 42%; its affiliate's interest was increased to 58%.

         The aggregate minimum rents due to the venture under a non-cancelable lease are: 1999 - $1,297,641; 2000 -$1,297,641; 2001 - $1,310,618; 2002 -
$1,323,594; 2003 - $1,323,594.

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

Summarized Financial Information
--------------------------------

         The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                                                      December 31,
                                                                       -----------------------------------------
                                                                              1998                   1997
                                                                       ----------------        ----------------
Assets
 Real property, at cost less accumulated
  depreciation of $1,084,004 and $2,132,388
   at December 31, 1998 and 1997, respectively                         $      7,146,195        $       7,565,996
 Other                                                                          153,318                  165,813
                                                                       ----------------        -----------------
                                                                              7,299,513                7,731,809

Liabilities
Other                                                                            70,400                   81,052
                                                                       ----------------        -----------------

  Net assets                                                           $      7,229,113        $       7,650,757
                                                                       ================        =================

                             Results of Operations
                             ---------------------

                                                                  Year ended December 31,
                                                  -----------------------------------------------------
                                                      1998                1997                 1996
                                                  ------------      --------------       --------------
Revenue
  Rental income                                   $   1,258,609     $    1,690,135       $    2,032,518
  Other income                                            2,269              5,914               15,442
                                                  -------------     --------------       --------------
                                                      1,260,878          1,696,049            2,047,960
                                                  -------------     --------------       --------------

Expenses
  Operating expenses                                    460,785            374,044              492,492
  Depreciation and amortization                         183,877            545,693              627,024
  Interest expense                                            -             82,238              101,173
                                                  -------------     --------------       --------------
                                                        644,662          1,001,975            1,220,689
                                                  -------------     --------------       --------------

Net income                                        $     616,216     $      694,074       $      827,271
                                                  =============     ==============       ==============

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


NOTE 4 - INCOME TAXES
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                Year ended December 31,
                                                     ----------------------------------------
                                                         1998           1997            1996
                                                     ----------     -----------    ----------
Net income per financial
 statements                                          $  220,377     $ 2,277,318    $  411,744

Timing differences:
  Joint venture earnings                                136,525         100,022       172,069
 Gain on sale of investments                                  -         172,723             -
                                                     ----------     -----------    ----------
Taxable income                                       $  356,902     $ 2,550,063    $  583,813
                                                     ==========     ===========    ==========

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

NOTE 6 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $118,346 ($9.82 per limited partnership unit).

                        COPLEY REALTY INCOME PARTNERS 4
                             A LIMITED PARTNERSHIP

                                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   12/31/98




                                                                 Initial Cost to               Costs Capitalized
                                                                 the Partnership           Subsequent to Acquisition
                                                           --------------------------      --------------------------

                                             Encum -                     Buildings &       Improve -        Carrying
Description                                  brances        Land         Improvements       ments             Costs
-----------                                  -------       -------       ------------      ---------        ---------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in                 ________      ________      ____________       See Note A      _________
Simi Valley, California


80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4             _______       _______       ____________       See Note A      _________
acres of land in Tempe,
Arizona.



                   Total

                                               Gross amount at which
                                             Carried at Close of Period
                                       ------------------------------------

                                                  Buildings &                           Accumulated       Date of       Date
Description                             Land     Improvements      Total       Sales    Depreciation   Construction   Acquired
-----------                            -------   ------------    ----------    -----    ------------   ------------   --------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in           _______   ____________    $3,478,418       $0             N/A        1991        9/29/89
Simi Valley, California


80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4       _______   ____________    $        0       $0             N/A        1981        4/1/91
acres of land in Tempe,
Arizona.


                                                                 ----------    -----
                   Total                                         $3,478,418       $0
                                                                 ==========    =====

                                        Depreciable
Description                                 Life
-----------                             ------------
42% Interest in Hewson Shasta
Way Joint Venture.  Owner
of an industrial building in              31.5 Years
Simi Valley, California


80% Interest in Newhew
Associates Joint Venture.
Owner of three industrial
buildings (135,500 sq.ft) on 8.4          31.5 Years
acres of land in Tempe,
Arizona.



                   Total

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE A
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1996, 1997 & 1998




                                                                                             1996              1996 CASH
                                                                       1996 CASH           EQUITY IN            RECEIVED
                             PERCENT OF           BALANCE            INVESTMENTS IN         INCOME/               FROM
                             OWNERSHIP          AT 12/31/95          JOINT VENTURES          (LOSS)          JOINT VENTURES
                            -----------         -----------          --------------        ---------         --------------
Shasta Way Associates           42%                $4,231,633                    $0        $237,663               ($470,736)

Newhew Associates               80%                 2,685,498                     0         259,426                (316,478)

                                                -------------        --------------        --------          --------------
                                                   $6,917,131                    $0        $497,089               ($787,214)
                                                =============        ==============        ========          ==============

                                                                                              1997             1997 CASH
                                                                       1997 CASH           EQUITY IN            RECEIVED
                             PERCENT OF           BALANCE            INVESTMENTS IN         INCOME/               FROM
                             OWNERSHIP          AT 12/31/96          JOINT VENTURES          (LOSS)          JOINT VENTURES
                            -----------         -----------          --------------        ---------         --------------
Shasta Way Associates           42%                $3,993,828                    $0        $231,584               ($559,608)

Newhew Associates               80%                 2,625,732                49,881         150,736                (110,377)

                                                -------------        --------------        --------          --------------
                                                   $6,619,560               $49,881        $382,320               ($669,985)
                                                =============        ==============        ========          ==============

                                                                                              1998             1998 CASH
                                                                       1998 CASH           EQUITY IN            RECEIVED
                             PERCENT OF           BALANCE            INVESTMENTS IN         INCOME/               FROM
                             OWNERSHIP          AT 12/31/97          JOINT VENTURES          (LOSS)          JOINT VENTURES
                            -----------         -----------          --------------        ---------         --------------

Shasta Way Associates           42%                $3,661,072                    $0        $257,979               ($435,901)

Newhew Associates               80%                         0                     0               0                       0

                                                -------------        --------------        --------          --------------
                                                   $3,661,072                    $0        $257,979               ($435,901)
                                                =============        ==============        ========          ==============

                                             1996
                                       AMORTIZATION OF                  1996                  BALANCE
                                       ACQUISITION FEES                 SALES               AT 12/31/96
                                       ----------------               ----------           -------------
Shasta Way Associates                           ($4,732)                      $0              $3,993,828

Newhew Associates                                (2,714)                       0               2,625,732
                                       ----------------               ----------           -------------
                                                ($7,446)                      $0              $6,619,560
                                       ================               ==========           =============


                                             1997
                                       AMORTIZATION OF                  1997                  BALANCE
                                       ACQUISITION FEES                 SALES               AT 12/31/97
                                       ----------------               ----------           -------------
Shasta Way Associates                           ($4,732)                      $0              $3,661,072

Newhew Associates                                (1,740)              (2,714,232)                      0

                                       ----------------               ----------           -------------
                                                ($6,472)             ($2,714,232)             $3,661,072
                                       ================               ==========           =============

                                             1998
                                       AMORTIZATION OF                  1998                  BALANCE
                                       ACQUISITION FEES                 SALES               AT 12/31/98
                                       ----------------               ----------           -------------
Shasta Way Associates                           ($4,732)                      $0              $3,478,418

Newhew Associates                                     0                        0                       0

                                       ----------------               ----------           -------------
                                                ($4,732)                      $0              $3,478,418
                                       ================               ==========           =============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF SHASTA WAY ASSOCIATES


Report of Independent Auditors from PricewaterhouseCoopers LLP

Balance Sheets - December 31, 1998 and 1997

Statements of Operations - For the Years ended December 31, 1998, 1997 and 1996

Statements of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows - For the Years ended December31, 1998, 1997 and 1996

Notes to Financial Statements

SHASTA WAY ASSOCIATES
(A California General Partnership)
DECEMBER 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


March 9, 1999

To the Partners
Shasta Way Associates

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Shasta Way Associates (a California general partnership) (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The Partnership's financial statements for the years ended December 31, 1997 and 1996 were audited by other independent accountants whose report dated January 20, 1998 expressed an unqualified opinion on those statements.




PricewaterhouseCoopers LLP
Boston, MA

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31,1998
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                 1998                   1997
                                                            --------------------------------------
ASSETS
    Cash                                                      $   150,180            $     8,718
    Tenant Receivables                                                  -                116,212
    Rental Property
            Land                                                2,977,867              2,977,867
            Buildings                                           6,807,151              6,803,913
            Accumulated depreciation                           (2,575,455)            (2,146,952)
                                                             ------------         --------------
                                                                7,209,563              7,634,828

     Other Assets - net of accumulated
      amortization of $ 216,646 and $181,717
      at December 31, 1998 and 1997.                                5,953                 40,883

                                                             $  7,365,696            $ 7,800,641
                                                           ==============         ==============

LIABILITIES AND PARTNERS' CAPITAL
    Security deposits                                         $    62,400            $    62,400
    Accounts payable and accrued expenses                           8,000                 18,652
    Due to partners
            CRIP 3                                              2,104,381              1,802,692
            CRIP 4                                              1,523,709              1,305,250
    Partners' capital                                           3,667,206              4,611,647
                                                           --------------         --------------

                                                              $ 7,365,696            $ 7,800,641
                                                           ==============         ==============

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       Year ended December 31,
                                                          1998                 1997                  1996
                                                      -----------------------------------------------------------
REVENUE
     Rental income                                    $  1,092,432            $  1,045,432          $  1,045,432
     Tenant reimbursments                                  166,176                 159,720               162,773
     Interest and other income                               2,269                   5,914                 3,636
                                                      ------------            ------------          ------------

                                                         1,260,877               1,211,066             1,211,841
                                                      ------------            ------------          ------------

EXPENSES
     Rental operating expenses                             172,796                 184,831               160,800
     General and administrative                             11,081                  12,079                22,411
     Depreciation and amortization                         463,433                 463,433               463,433
     Guaranteed payments
          CRIP 3                                           903,648                 881,430               868,326
          CRIP 4                                           654,360                 638,272               628,733
                                                      ------------            ------------          ------------
                                                         2,205,318               2,180,045             2,143,703

NET LOSS                                              $   (944,441)           $   (968,979)         $   (931,862)
                                                      ============            ============          ============

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                              Hewson Shasta            Copley Realty           Copley Realty
                                                Way  L.P.            Income Partners 3       Income Partners 4        Total
                                          --------------------------------------------------------------------------------------
Partners' capital - (deficit)
    December 31, 1995                           $  (604,984)           $  4,128,133            $  2,989,339         $  6,512,488
Transfer of interest                                604,984                (350,891)               (254,093)                   -
Net loss  - 1996                                          -                (540,480)               (391,382)            (931,862)
                                          --------------------------------------------------------------------------------------
Partners' capital
    December 31, 1996                                     -               3,236,762               2,343,864            5,580,626
Net loss - 1997                                           -                (562,008)               (406,971)            (968,979)
                                          --------------------------------------------------------------------------------------
Partners' capital
    December 31, 1997                                     -               2,674,754               1,936,893            4,611,647
Net loss  - 1998                                          -                (547,776)               (396,665)            (944,441)
                                          --------------------------------------------------------------------------------------
Partners' capital
    December 31, 1998                           $         -            $  2,126,978            $  1,540,228         $  3,667,206
                                          ======================================================================================

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Year ended December 31,
                                                                            1998           1997                1996
                                                                        -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $ (944,441)     $  (968,979)         $(931,862)
       Adjustments to reconcile net loss to net cash
       provided by operating activities
         Depreciation and amortization                                     463,433          463,433            463,433
         Decrease in tenant receivable                                     116,212          154,082            151,238
         (Decrease) / Increase in accounts payable and
          accrued expenses                                                 (10,652)           6,467              4,014
         Increase in due to partners                                       520,148          187,302            376,259
                                                                        -----------------------------------------------
       Total adjustments                                                 1,089,141          811,284            994,944

       Net cash (used in) provided by operating activities                 144,700         (157,695)            63,082
                                                                        -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to rental property                                             (3,238)               -                  -
                                                                        -----------------------------------------------

Net (decrease) increase in cash                                            141,462         (157,695)            63,082
Cash beginning of year                                                       8,718          166,413            103,331
                                                                        -----------------------------------------------
Cash at year end                                                        $  150,180      $     8,718          $ 166,413
                                                                        ===============================================

SHASTA WAY ASSOCIATES
(A California General Partnership)
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND OTHER MATTERS

Shasta Way Associates (a California general partnership), formerly Hewson Shasta Way Associates (the Partnership), was formed September 29, 1989 as a California general partnership for the purpose of developing and operating a commercial industrial property in Simi Valley, California. The percentage ownership interests through December 31, 1995 were as follows:

               Hewson Shasta Way L.P., a California limited partnership (Hewson)      40.0%
               Copley Realty Income Partners 3 (CRIP 3)                               34.8%
               Copley Realty Income Partners 4 (CRIP 4)                               25.2%

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1998.

CRIP 3 and CRIP 4 are entitled to preferential cash payments to the extent of a stipulated return on their invested capital (Note 4). Prior to 1992, for financial reporting purposes, income and losses were allocated to the partners in accordance with their respective ownership interests, based on the long-term substance of the business enterprise and the requirement for all partners for fund capital, as described above. For the years ended December 31, 1992 through December 31, 1995, net income (loss) was allocated entirely to CRIP 3 and CRIP 4.

On January 1, 1996, the partners executed an Amended and Restated Statement of Partnership Agreement whereby Hewson transferred all of its rights, title and interest in and to the Partnership to CRIP 3 and CRIP 4. The percentage ownership interests are as follows:

               Copley Realty Income Partners 3 (CRIP 3)        58.0%
               Copley Realty Income Partners 4 (CRIP 4)        42.0%

Beginning January 1, 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.


2.  SIGNIFICANT ACCOUNTING POLICES

RENTAL PROPERTY

Rental property includes land and buildings and improvements, which are stated at cost less accumulated depreciation. The Partnership considers the property to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from operations and disposition of the property. An impairment loss, if any, would be based on the excess of the investment's carrying value over its estimated fair market value. The Partnership does not consider the property impaired at December 31, 1998 or 1997

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant as an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $0 and $98,760 of deferred rent receivable for December 31, 1998 and 1997, respectively.

SHASTA WAY ASSOCIATES
(A California General Partnership)
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Included in other assets are leasing commissions, which are amortized over the related tenant's lease.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.  RENTAL PROPERTY

At December 31, 1989 the rental property under development consisted of approximately 12 acres of land with two buildings. During 1990 the buildings were demolished and construction of a 235,080 square-foot industrial building commenced. Construction was completed in June 1991.

The Partnership's property is being leased to a tenant under an operating lease which expires in December 1998. However, in February 1999, the tenant exercised an option to renew the lease until December, 2003. The lease provides for the tenant to reimburse the Partnership for operating expenses.


The aggregate minimum rents due to the ventures under a non-cancelable lease are: 1999- $1,297,641; 2000 - $1,297,641; 2001 - $1,310,618; 2002 - $1,323,594;
2003 - $1,323,594.


3.  RELATED PARTY TRANSACTIONS

The Partnership agreement provides that CRIP 3 and CRIP 4 will be paid guaranteed payments of 10% per annum on invested capital (as defined). The cumulative unpaid guaranteed payments are included in due to partners in the accompanying balance sheets.

Included in rental operating expenses are $39,032, $40,339, and $40,783 of management fees paid to Hewson Properties, Inc. in 1998, 1997, and 1996, respectively. These fees are paid at a rate of 3% of gross rental income received.

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

10B.              Joint Venture Agreement of Newhew Associates dated as of April                                 *
                  1, 1991 between California Property Investment Company and the Registrant.

10C.              Deed of Trust dated as of August 1, 1991 by and between Hewson                                 *
                  Properties, Inc. ("Trustor"), TransAmerica Title Insurance
                  Company ("Trustee") and the Registrant ("Beneficiary").

10D.              Loan Agreement entered into as of August 1, 1991, by and                                       *
                  between  the Registrant and Newhew Associates.

10E.              Promissory Note Secured by Deed of Trust in the principal                                      *
                  amount of $2,550,000 by Newhew Associates to the Registrant dated August 1, 1991.

10F.              Parcel One Assignment of Rents and Leases dated August 1,                                      *
                  1991, from Newhew Associates to the Registrant.

10G.              Purchase and Sale Agreement dated March 23, 1992 by and                                        *
                  between Boston Safe Deposit and Trust Company, as Trustee
                  for the Owens- Illinois Master Retirement Trust ("Seller") and
                  Newhew Associates ("Purchaser").

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

10J.              Assumption, Novation and Modification Agreement made as of May                                 *
                  12, 1992 by and between New England Mutual Life Insurance
                  Company, as Lender, Boston Safe Deposit and Trust Company, as
                  Trustee for the Owens Illinois Master Retirement Trust and
                  Newhew Associates, as Borrower.

10K.              Secured Promissory Note in the principal amount of $1,150,000                                  *
                  by Newhew Associates to Principal Mutual Life Insurance
                  Company dated June 1992.

10L.              Deed of Trust, Security Agreement and Assignment of Rents                                      *
                  dated June 1, 1992 between Newhew Associates, as Trustor,
                  Fidelity National Title Insurance Company, as Trustee, and
                  Principal Mutual Life Insurance Company, as Beneficiary.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                                                         PAGE
NUMBER                                                                                                         NUMBER
------                                                                                                         ------
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

27.               Financial Data Schedule


___________________________________________________________
* Previously filed and incorporated herein by reference.

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

                                    COPLEY REALTY INCOME PARTNERS 4;
                                    A LIMITED PARTNERSHIP


Date: March 25, 1999                By:  /s/ J. Christopher Meyer, III
                                         --------------------------------
                                             J. Christopher Meyer, III
                                             President of the
                                             Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                             Title                             Date
      ---------                             -----                             ----
                                         President, Chief
                                         Executive Officer and
 /s/  J. Christopher Meyer, III          Director                        March 25, 1999
-------------------------------
      J. Christopher Meyer, III


                                         Vice President and
 /s/  Pamela J. Herbst                   Director                        March 25, 1999
-------------------------------
      Pamela J. Herbst

                                         Vice President and
 /s/  J. Grant Monahon                   Director                        March 25, 1999
-------------------------------
      J. Grant Monahon


/s/   James J. Finnegan                  Vice President                  March 25, 1999
-------------------------------
      James J. Finnegan


                                         Treasurer and Principal
/s/   Karin J. Lagerlund                 Financial and Accounting
-------------------------------
      Karin J. Lagerlund                 Officer                         March 25, 1999