Form 10-Q
period 1999-03-31
COPLEY REALTY INCOME PARTNERS 4
filed 1999-05-13
CIK 847450

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


For Quarter Ended March 31, 1999                Commission File Number 0-18735


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


                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                    March 31, 1999  December 31, 1998
                                      (Unaudited)        (Audited)
                                    --------------  -----------------
Assets

Real estate joint venture           $  3,527,427    $    3,478,418

Cash and cash equivalents              1,375,562         1,498,022
                                    ------------    --------------
                                    $  4,902,989    $    4,976,440
                                    ============    ==============

Liabilities and Partners' Capital

Accounts payable                    $     27,190    $       40,674
Accrued management fee                    19,202            11,705
Deferred disposition fees                197,700           197,700
                                    ------------    --------------
 Total liabilities                       244,092           250,079
                                    ------------    --------------

Partners' capital:
 Limited partners ($561 per
 unit;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                     4,656,810         4,723,600
 General partners                          2,087             2,761
                                    ------------    --------------
Total partners' capital                4,658,897         4,726,361
                                    ------------    --------------
                                    $  4,902,989    $    4,976,440
                                    ============    ==============

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS  (Unaudited)

                                             Quarter Ended March 31,
                                                1999       1998
                                            ----------  ----------
Investment Activity

Joint venture earnings                      $   70,157  $   61,595
Interest on cash equivalents
  and short-term investments                    16,525      19,804
                                            ----------  ----------
                                                86,682      81,399
                                            ----------  ----------
Portfolio Expenses

General and administrative                      15,415      18,819
Management fee                                  19,202      11,705
Amortization                                     1,183       1,183
                                            ----------  ----------
                                                35,800      31,707
                                            ----------  ----------

Net Income                                  $   50,882  $   49,692
                                            ==========  ==========

Net income per limited partnership unit     $     4.22  $     4.12
                                            ==========  ==========

Cash distributions per limited
  partnership unit                          $     9.82  $    10.75
                                            ==========  ==========

Number of limited partnership units
  outstanding during the period                 11,931      11,931
                                            ==========  ==========

 (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;

A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL
(Unaudited)

                                 Quarter Ended March 31,
                               1999                     1998
                        ---------------------   ---------------------
                        General     Limited     General     Limited
                        Partners    Partners    Partners    Partners
                        --------   ----------   --------   ----------
Balance at beginning
  of period             $  2,761   $4,723,600    $ 5,403   $4,985,173

Cash distributions        (1,183)    (117,163)    (1,296)    (128,258)

Net income                   509       50,373        497       49,195
                        --------   ----------   --------   ----------
Balance at end
  of period             $  2,087   $4,656,810    $ 4,604   $4,906,110
                        ========   ==========   ========   ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1999           1998
                                                ----------      ----------
Net cash provided by operating activities       $   (4,114)     $  122,616
                                                ----------      ----------

Cash flows from investing activities:

    Decrease in short-term
    investments, net                                     -         461,103
                                                ----------      ----------

Cash flows from financing activity:
   Distributions to partners                      (118,346)       (129,554)
                                                ----------      ----------

Net increase (decrease) in cash
   and cash equivalents                           (122,460)        454,165

Cash and cash equivalents:
   Beginning of period                           1,498,022       1,081,267
                                                ----------      ----------

   End of period                                $1,375,562      $1,535,432
                                                ==========      ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

  See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

NOTE 2 - REAL ESTATE JOINT VENTURE
----------------------------------


  The following summarized financial information is presented in the aggregate for the joint venture:

                          Assets and Liabilities
                          ----------------------

                                    March 31, 1999  December 31, 1998
                                    --------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,125,823 and $1,084,004      $    7,104,376     $    7,146,195
  Other                                    125,502            153,318
                                    --------------     --------------
                                         7,229,878          7,299,513

Liabilities                                 88,813             70,400
                                    --------------     --------------
Net assets                          $    7,141,065     $    7,229,113
                                    ==============     ==============

                             Results of Operations
                             ---------------------

                                  Three Months Ended March 31,
                                       1999           1998
                                  --------------  ------------
Revenue
 Rental income                    $      341,626  $    301,755
 Other income                                978             -
                                  --------------  ------------
                                         342,604       301,755
                                  --------------  ------------
Expenses
 Operating expenses                       59,871        39,410
 Depreciation and amortization           115,195       115,196
                                  --------------  ------------
                                         175,066       154,606
                                  --------------  ------------

Net income                        $      167,538  $    147,149
                                  ==============  ============

  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $92,917 ($7.71 per limited partnership unit). In addition, a special operating distribution was made on April 29, 1999 funded from reserve operating cash flow totaling $101,232 ($8.40 per limited partnership unit).

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

  At March 31, 1999, the Partnership had $1,375,562 in cash and cash equivalents, of which $194,149 was used for cash distributions to the partners on April 29, 1999; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations related to the first quarter of 1998 were made at the annualized rate of 7.0%; cash distributions from operations related to the first quarter of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. The decrease in the distribution rate is due to a one-time final operating reserve distribution from Hohokam in February 1998 relating to the investment's sale in 1997.

  The carrying value of the remaining real estate investment in the financial statements at March 31, 1999 is at depreciated cost. However, it is the Partnership's policy that if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such an investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the appraised value of the Partnership's remaining real estate investment exceeded its carrying value by approximately $1,850,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

  The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

  Operating Factors

  Shasta Way is 100% occupied by a single tenant under a lease with an initial lease term which expired December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commenced on January 1, 1999.

  Investment Results

  For the three months ended March 31, 1999, real estate operating results were $50,882 compared to $49,692 for the comparable period in 1998.

  Joint venture earnings from Shasta Way were $70,157 for the three month period ended March 31, 1999 compared to $61,595 for the same period in 1998. The increase of $8,562 is primarily due to a rental increase which occurred midway through 1998.

  Cash flow from operations decreased by approximately $127,000 between the first three months of 1998 and 1999. The decrease is primarily due to a lease commission paid at Shasta Way in January of 1999 as well as a one-time final distribution from Hohokam in February of 1998 consisting of remaining operating reserves.

  Interest on cash equivalents and short-term investments decreased by approximately $3,000 between the first three months of 1999 and 1998 as a result of a decrease in average investment balances.

  Portfolio Expenses

  General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $3,000 between the respective three month periods of 1999 and 1998, primarily due to decreases in accounting fees.

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the comparable three month periods of 1999 and 1998, respectively, due to a special distribution from reserve operating cash flow in 1999.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1999


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits: (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    COPLEY REALTY INCOME PARTNERS 4; A LIMITED PARTNERSHIP (Registrant)



May 13, 1999
                              /s/ J. Christopher Meyer, III
                              -------------------------------
                                J. Christopher Meyer, III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Fourth Income Corp.



May 13, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Fourth Income Corp.