Form 10-Q
period 1999-06-30
COPLEY REALTY INCOME PARTNERS 4
filed 1999-08-06
CIK 847450

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  ----------------------------------------------------------------------------


For Quarter Ended June 30, 1999                   Commission File Number 0-18735


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


                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                          June 30, 1999     December 31, 1998
                                           (Unaudited)          (Audited)
                                        ------------------  -----------------
Assets


Real estate joint ventures                   $3,468,313         $3,478,418

Cash and cash equivalents                     1,309,889          1,498,022
                                             ----------         ----------
                                             $4,778,202         $4,976,440
                                             ==========         ==========


Liabilities and Partners' Capital


Accounts payable                             $   27,571         $   40,674
Accrued management fee                            9,190             11,705
Deferred disposition fees                       197,700            197,700
                                             ----------         ----------
 Total liabilities                              234,461            250,079
                                             ----------         ----------


Partners' capital:
 Limited partners ($561 per
 unit;  100,000 units
  authorized, 11,931 units issued
  and outstanding)                            4,542,805          4,723,600
 General partners                                   936              2,761
                                             ----------         ----------
Total partners' capital                       4,543,741          4,726,361
                                             ----------         ----------
                                             $4,778,202         $4,976,440
                                             ==========         ==========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended       Six Months Ended     Three Months Ended      Six Months Ended
                                                June 30, 1999           June 30, 1999        June 30, 1998           June 30, 1998
                                              ------------------       ----------------    ------------------       ----------------
Investment Activity

Joint venture earnings                        $           92,758       $        162,915    $           71,029       $        132,624
Interest on cash equivalents
  and short-term investments                              15,445                 31,970                19,944                 39,748
                                              ------------------       ----------------    ------------------       ----------------
                                                         108,203                194,885                90,973                172,372
                                              ------------------       ----------------    ------------------       ----------------
Portfolio Expenses

General and administrative                                18,836                 34,251                16,645                 35,464
Management fee                                             9,190                 28,392                11,704                 23,409
Amortization                                               1,183                  2,366                 1,183                  2,366
                                              ------------------       ----------------    ------------------       ----------------
                                                          29,209                 65,009                29,532                 61,239
                                              ------------------       ----------------    ------------------       ----------------

Net Income                                    $           78,994       $        129,876    $           61,441       $        111,133
                                              ==================       ================    ==================       ================

Net income per limited partnership unit       $             6.55       $          10.78    $             5.10       $           9.22
                                              ==================       ================    ==================       ================
Cash distributions per limited
  partnership unit                            $            16.11       $          25.93    $             9.82       $          20.57
                                              ==================       ================    ==================       ================

Number of limited partnership units
  outstanding during the period                           11,931                 11,931                11,931                 11,931
                                              ==================       ================    ==================       ================

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL
(Unaudited)

                    Three Months Ended         Six Months Ended          Three Months Ended         Six Months Ended
                       June 30, 1999             June 30, 1999              June 30, 1998             June 30, 1998
                   --------------------       --------------------      --------------------        ------------------
                  General        Limited     General       Limited     General       Limited       General     Limited
                  Partners       Partners    Partners      Partners    Partners      Partners      Partners    Partners
                  --------       --------    --------      --------    --------      --------      --------    --------
Balance at
beginning of
period            $ 2,087       $ 4,656,810  $ 2,761      $ 4,723,600  $ 4,604       $ 4,906,110   $ 5,403      $ 4,985,173

Cash
distributions      (1,941)         (192,209)  (3,124)        (309,372)  (1,184)         (117,162)   (2,480)        (245,420)

Net income            790            78,204    1,299          128,577      614            60,827     1,111          110,022
                  -------       -----------  -------      -----------  -------       -----------   -------      -----------

Balance at
end of period     $   936       $ 4,542,805  $   936      $ 4,542,805  $ 4,034       $ 4,849,775   $ 4,034      $ 4,849,775
                  =======       ===========  =======      ===========  =======       ===========   =======      ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 1999           1998
                                             -------------  ------------
Net cash provided by operating activities      $  124,363    $  227,300
                                               ----------    ----------

Cash flows from investing activities:
    Decrease in short-term
    investments, net                                    -       461,102
                                               ----------    ----------

Cash flows from financing activity:
   Distributions to partners                     (312,496)     (247,900)
                                               ----------    ----------

Net increase (decrease) in cash
   and cash equivalents                          (188,133)      440,502
Cash and cash equivalents:
   Beginning of period                          1,498,022     1,081,267
                                               ----------    ----------

   End of period                               $1,309,889    $1,521,769
                                               ==========    ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the three and six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

          See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

          Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired its remaining real estate investment prior to 1991. The Partnership intends to dispose of its investments within nine years of acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------


          The following summarized financial information is presented for the joint venture in which the Partnership has an interest:

                            Assets and Liabilities
                            ----------------------

                                    June 30, 1999  December 31, 1998
                                    -------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,167,642 and $1,084,004        $ 7,062,557        $ 7,146,195
  Other                                   165,868            153,318
                                      -----------        -----------
                                        7,228,425          7,299,513

Liabilities                                60,899             70,400
                                      -----------        -----------
Net assets                            $ 7,167,526        $ 7,229,113
                                      ===========        ===========

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

                             Results of Operations
                             ---------------------

                                  Six Months Ended June 30,
                                     1999          1998
                                  -----------  ------------
Revenue
 Rental income                      $ 722,483      $630,823
 Other income                           2,110             -
                                    ---------      --------
                                      724,593       630,823
                                    ---------      --------
Expenses
 Operating expenses                   105,318        83,669
 Depreciation and amortization        230,390       230,393
                                    ---------      --------
                                      335,708       314,062
                                    ---------      --------

Net income                          $ 388,885      $316,761
                                    =========      ========

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture. In mid July, 1999, a Purchase and Sale agreement was executed by the joint venture to sell the Shasta Way investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the third quarter of 1999.


NOTE 3 - SUBSEQUENT EVENT
-------------------------

          Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $92,917 ($7.71 per limited partnership unit).

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

      At June 30, 1999, the Partnership had $1,309,889 in cash and cash equivalents, of which $92,917 was used for cash distributions to the partners on July 29, 1999; the remainder is being retained for working capital reserves.
The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations related to the first two quarters of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $561 per unit. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. The decrease in the 1999 distribution rate is due to lower projected cash flow from the Shasta Way investment as a result of an anticipated 1999 sale.

      The carrying value of the remaining real estate investment in the financial statements at June 30, 1999 is at depreciated cost. However, it is the Partnership's policy that if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such an investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the appraised value of the Partnership's remaining real estate investment exceeded its carrying value by approximately $1,900,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

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

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification .

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

      Operating Factors

      Shasta Way is 100% occupied by a single tenant under a lease that expires December 31, 2003.

      Investment Results

      Joint venture earnings from Shasta Way were $92,758 and $162,915 for the three and six-month periods ended June 30, 1999, respectively, compared to $71,029 and $132,624 for the comparable periods ended June 30, 1998. The increases of $21,729 and $30,291 are the result of a rental increase effective June 30, 1998.

      Cash flow from operations through June 30, 1999 decreased by approximately $103,000 compared with the same period in 1998. The decrease is primarily a result of a lease commission paid at Shasta Way in January of 1999.

      Interest on cash and cash equivalents decreased by approximately
$4,500 and $7,700 between the three and six month periods ended June 30, 1999, compared with the same period in 1998. The decrease is primarily due to lower investment balances and lower yields in 1999.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses did not change significantly during the comparable three and six month periods ended June 30, 1999, and 1998, respectively.

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased by $2,514 and increased by $4,983, respectively, between the comparable three and six month periods ending June 30, 1999 and 1998. The decrease is a result of the lower cash distribution rate. The increase is due to a special distribution from the operating reserve made in April 1999.

                        COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1999


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                        COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                        PARTNERSHIP
                        (Registrant)


August 6, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Income Corp.



August 6, 1999
                              /s/ Karin J. Lagerlund
                              -------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principle Financial and
                                Accounting Officer of Managing General
                                Partner, Fourth Income Corp.