Form 10-Q
period 1999-09-30
COPLEY REALTY INCOME PARTNERS 4
filed 1999-11-12
CIK 847450

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


For Quarter Ended September 30, 1999              Commission File Number 0-18735


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


-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                        September 30, 1999  December 31, 1998
                                            (Unaudited)         (Audited)
                                        ------------------  -----------------
Assets

Real estate joint venture                    $         -         $ 3,478,418

Cash and cash equivalents                      1,410,169           1,498,022
                                             -----------         -----------
                                             $ 1,410,169         $ 4,976,440
                                             ===========         ===========

Liabilities and Partners' Capital

Accounts payable                             $    34,734         $    40,674
Accrued management fee                            10,798              11,705
Deferred disposition fees                              -             197,700
                                             -----------         -----------
 Total liabilities                                45,532             250,079
                                             -----------         -----------

Partners' capital:
 Limited partners ($117 and $561 per
 unit, respectively; 100,000 units
 authorized, 11,931 units issued
 and outstanding)                              1,342,518           4,723,600
General partners                                  22,119               2,761
                                             -----------         -----------
Total partners' capital                        1,364,637           4,726,361
                                             -----------         -----------
                                             $ 1,410,169         $ 4,976,440
                                             ===========         ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended  Nine Months Ended   Three Months Ended  Nine Months Ended
                                           September 30, 1999  September 30, 1999  September 30, 1998  September 30, 1998
                                           ------------------  ------------------  ------------------  ------------------
Investment Activity

Joint venture earnings                             $   42,898          $  205,813             $66,145            $198,769
Interest on cash equivalents
  and short-term investments                           19,785              51,755              20,211              59,959
Reversal of accrued disposition fees                  197,700             197,700                   -                   -
Gain on sale of joint venture                       1,974,170           1,974,170                   -                   -
                                                   ----------          ----------             -------            --------
                                                    2,234,553           2,429,438              86,356             258,728
                                                   ----------          ----------             -------            --------
Portfolio Expenses

General and administrative                             12,578              46,829              14,904              50,368
Management fee                                         10,798              39,190              11,705              35,114
Amortization                                                -               2,366               1,183               3,549
                                                   ----------          ----------             -------            --------
                                                       23,376              88,385              27,792              89,031
                                                   ----------          ----------             -------            --------

Net Income                                         $2,211,177          $2,341,053             $58,564            $169,697
                                                   ==========          ==========             =======            ========

Net income per limited partnership unit            $   183.47          $   194.25             $  4.86            $  14.08
                                                   ==========          ==========             =======            ========
Cash distributions per limited
  partnership unit                                 $   451.71          $   477.64             $  9.82            $  30.39
                                                   ==========          ==========             =======            ========

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

Number of limited partnership units
  outstanding during the period                   11,931     11,931     11,931     11,931
                                                ========   ========   ========   ========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                        Three Months Ended            Nine Months Ended          Three Months Ended          Nine Months Ended
                        September 30, 1999            September 30, 1999         September 30, 1998          September 30, 1998
                        ------------------            ------------------         ------------------          ------------------

                     General         Limited        General        Limited      General      Limited       General        Limited
                     Partners        Partners       Partners       Partners     Partners     Partners      Partners       Partners
                   -----------     ------------   ------------   ------------   --------    -----------    ---------    -----------
Balance at
beginning of
period             $       936     $  4,542,805   $      2,761   $  4,723,600   $  4,034    $ 4,849,775    $   5,403    $ 4,985,173

Cash
distributions             (929)      (5,389,352)        (4,053)    (5,698,724)    (1,184)      (117,162)      (3,664)      (362,582)

Net income              22,112        2,189,065         23,411      2,317,642        586         57,978        1,697        168,000
                   -----------     ------------   ------------   ------------   --------    -----------    ---------    -----------

Balance at
end of period      $    22,119     $  1,342,518   $     22,119   $  1,342,518   $  3,436    $ 4,790,591    $   3,436    $ 4,790,591
                   ===========     ============   ============   ============   ========    ===========    =========    ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999              1998
                                               -----------       -----------
Net cash provided by operating activities      $   408,103       $   350,770
                                               -----------       -----------

Cash flows from investing activities:
   Net proceeds from sale of property            5,404,521                 -
   Reversal of deferred disposition fees          (197,700)                -
   Decrease in short-term
    investments, net                                     -           461,102
                                               -----------       -----------
Net cash provided by investing
   activities                                    5,206,821           461,102
                                               -----------       -----------

Cash flows from financing activity:
   Distributions to partners                    (5,702,777)         (366,246)
                                               -----------       -----------

Net (decrease)increase in cash
   and cash equivalents                            (87,853)          445,626

Cash and cash equivalents:
   Beginning of period                           1,498,022         1,081,267
                                               -----------       -----------

   End of period                               $ 1,410,169       $ 1,526,893
                                               ===========       ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the three and nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and acquired its real estate investments prior to 1991. The Partnership sold its last remaining real estate investment in August 1999 and, therefore, intends to liquidate and dissolve in 2000.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On August 27, 1999, the Shasta Way joint venture, in which the Partnership and an affiliate own a 42% and 58% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, $5,404,521 after closing costs, and recognized a gain of $1,974,170 ($163.81 per limited partnership unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $5,297,364 ($444.00 per limited partnership unit) from the proceeds of the sale.

                            Assets and Liabilities
                           ------------------------

                                    September 30, 1999      December 31, 1998
                                    ------------------      -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,084,004                        $        -              $7,146,195
  Other                                         -                 153,318
                                       ----------              ----------
                                                -               7,299,513

Liabilities                                     -                  70,400
                                       ----------              ----------
Net assets                             $        -              $7,229,113
                                       ==========              ==========

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

                             Results of Operations
                             ---------------------

                                                       Nine Months
                                   January 1, 1999        Ended
                                       through         September 30,
                                   August 27, 1999         1998
                                   ---------------     -------------
Revenue
  Rental income                         $  997,110        $  944,650
  Other income                               3,335                 -
                                        ----------        ----------
                                         1,000,445           944,650
                                        ----------        ----------
Expenses
  Operating expenses                       219,783           124,319
  Depreciation and amortization            308,955           345,588
                                        ----------        ----------
                                           528,738           469,907
                                        ----------        ----------

Net income                              $  471,707        $  474,743
                                        ==========        ==========

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $109,187 ($9.06 per limited partnership unit).

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

     On September 22, 1999 the Partnership made a capital distribution of $5,297,364 ($444 per limited partnership unit) from the sale proceeds of Shasta Way, which reduced the adjusted capital contribution to $117 per unit.

     At September 30, 1999, the Partnership had $1,410,169 in cash and cash equivalents, of which $109,187 was used for cash distributions to the partners on October 28, 1999; the remainder is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of the Shasta Way property on August 27, 1999 and as an additional reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first three quarters of 1998 were made at the annualized rate of 7.0% on the adjusted capital contribution of $561 per unit. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. Cash distributions related to the third quarter of 1999 were made at the annualized rate of 7% on the weighted average capital contribution of $517.57 per unit. The increase in the distribution rate was due to higher cash receipts from the Shasta Way joint venture due to a later than anticipated sale date.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties with the exception of year-end audited statements. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

     The Partnership is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

     Investment Results

          Joint venture earnings from Shasta Way were $42,898 and $205,813 for the three and nine-month periods ended September 30, 1999, respectively, compared to $66,145 and $198,769 for the comparable periods ended September 30, 1998. The three month decrease of $23,247 is due to the sale of Shasta Way in August 1999. The overall nine month increase of $7,044 is a result of a rental increase effective June 30, 1998.

          Interest on cash and cash equivalents decreased by approximately $400 and $8,200 between the three and nine month periods ended September 30, 1999, compared with the same periods in 1998. The decrease is primarily due to lower average investment balances in 1999 due to the sale of the Shasta Way property.

     Portfolio Expenses

          General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses did not change significantly during the comparable three and nine month periods ended September 30, 1999, and 1998, respectively.

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased by $907 and increased by $4,076, respectively, between the comparable three and nine month periods ending September 30, 1999 and 1998. The three month decrease is a result of lower cash distributions. The overall nine month increase is due to management fees incurred related to the special distribution from the operating reserve made in April 1999.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1999


                                    PART II


                               OTHER INFORMATION


Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits: (27) Financial Data Schedule

           b. Reports on Form 8-K: During the quarter ended September 30, 1999 a current report on Form 8-K was filed on September 10, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the August 27, 1999 sale of real property by Hewson Shasta Way Associates.

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


                              COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                              PARTNERSHIP
                              (Registrant)

November 11, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Income Corp.

November 11, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and
                                Accounting Officer of Managing General Partner, Fourth Income Corp.