Form 10-K
period 1999-12-31
COPLEY REALTY INCOME PARTNERS 4
filed 2000-03-28
CIK 847450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-18735

                              --------------------

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

                                  Yes X    No
                                     ---      ---

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

                                      None

                                     PART I

Item 1. Business.

      Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on March 16, 1989, to invest primarily in newly constructed and existing income-producing real properties.

      The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Fourth Income Corp. (the "Managing General Partner") and ICOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form 5-11 (the "Registration Statement") with the Securities and Exchange Commission on March 23, 1989, with respect to a public offering of 40,000 units of limited partnership interest at a price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $100,000,000). The Registration Statement was declared effective on June 30, 1989.

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

      As of December 31, 1999, the Partnership had disposed of all of its real estate investments. The principal terms of the sales of the Partnership's investments are set forth in the following table:

   Investment        Month/Year of Sale    Net Sale Proceeds    Distribution/Unit     Distribution
                                                                                       Month/Year
Investment Two               5/97              $2,826,133            $234.00              5/97
Investment Three            10/97              $2,017,775            $168.00             10/97
Investment Four              8/99              $5,390,812            $444.00              9/99

      The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

Industrial Building in Simi Valley, California ("Shasta Way").

      On September 29, 1989, the Partnership acquired a 25.2% interest in a joint venture formed with Copley Realty Income Partners 3; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 34.8% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1998, the Partnership had contributed $5,149,893 to the capital of the joint venture out of a maximum commitment of $5,512,500. Effective January 1, 1996, the joint venture was restructured whereby the Developer withdrew, and the ownership interests of the Partnership and its Affiliate increased to 42% and 58%, respectively. The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitled the Partnership to receive 42% of remaining cash flow and 42% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

      The joint venture owned approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. On August 27, 1999, the joint venture sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,404,521 and recognized a gain of $1,974,170 ($163.81 per Limited Partnership Unit) on the sale. On September

22, 1999 the Partnership made a capital distribution of $5,297,364 ($444.00 per Limited Partnership Unit) from the proceeds of the sale.

Item 2. Properties.

      The Partnership has disposed of all its real property investments.

Item 3. Legal Proceedings.

      The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1999, there were 911 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated November 9, 1989, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999, cash distributions paid in 1999, or distributed after year end with respect to 1999, to the Limited Partners as a group totaled $5,689,656, including $5,297,364 ($444 per Limited Partnership Unit) representing proceeds from the sale of the remaining property. For the year ended December 31, 1998, cash distributions paid in 1998, or distributed after year end with respect to 1998, to the Limited Partners as a group totaled $468,650.

      Total cash distributions exceeded net income in 1999 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1999. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 7 hereof.

Item 6. Selected Financial Data.

                               For Year      For Year    For Year      For Year    For Year
                               Ended or      Ended or    Ended or      Ended or    Ended or
                               As of:        As of:      As of:        As of:      As of:
                              12/31/99(1)   12/31/98    12/31/97(2)   12/31/96    12/31/95(3)
                              -----------   --------    -----------   --------    -----------
Revenues                      $  478,852   $  336,516   $  488,539   $  579,858   $  528,841

Net Income                    $2,290,694   $  220,377   $2,277,318   $  411,744   $  373,189

Net Income
per Unit of Limited
Partnership Interest
Outstanding                   $   190.08   $    18.29   $   188.97   $    34.17   $    30.97

Total Assets                  $1,291,411   $4,976,440   $5,238,873   $8,272,345   $8,576,307

Total Cash Distributions
per Unit of Limited
Partnership Unit, including
amounts distributed after
year end with respect
to such year                  $   476.88   $    40.21   $   454.51   $    62.60   $    91.13

      (1) Net Income in 1999 includes a gain from the sale of the remaining property of $1,968,155. Cash Distributions include returns of capital totaling $444.00 per Limited Partnership Unit.

      (2) Net Income in 1997 includes gains from the sales of two properties totaling $1,931,975. Cash Distributions include returns of capital totaling $402.00 per Limited Partnership Unit.

      (3) Cash distributions in 1995 include a discretionary reduction of cash reserves of $37.00 per Limited Partnership Unit, which was classified as a return of capital.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      On May 1, 1997, the Hohokam property within the Newhew joint venture was sold for $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs. On May 29, 1997, the Partnership made a capital distribution of $2,791,854 ($234 per Limited Partnership Unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $729 per Unit.

      On October 24, 1997, the Partnership sold the Fairmont property for $3,600,000, of which $1,139,082 was used to discharge the related note payable. The Partnership received net proceeds of $2,017,775, after closing costs. On November 24, 1997, the Partnership made a capital distribution of $2,004,408 ($168 per Limited Partnership Unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $561 per Unit.

      On August 27, 1999, the Shasta Way joint venture, in which the Partnership and an affiliate own a 42% and 58% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,390,812. On September 22, 1999 the Partnership made a capital distribution of $5,297,364 ($444.00 per Limited Partnership Unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $117 per Unit.

      At December 31, 1999, the Partnership had $1,291,411 in cash and cash equivalents. The balance is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Shasta Way; pending dissolution and liquidation of the Partnership later in 2000, and for working capital. The annualized distribution rate relating to all four quarters of 1998 was 7.0% on the adjusted capital contribution of $561. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. Cash distributions related to the third quarter of 1999 were made at the annualized rate of 7% on the weighted average capital contribution of $517.57 per unit. The increase in the distribution rate was due to higher than expected cash receipts from the Shasta Way joint venture due to a later than anticipated sale date.

   Results of Operations

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

   Operating Factors

      As discussed above, the Partnership sold the two Newhew Phase I buildings (Hohokam Corporate Center) on May 1, 1997 for gross proceeds of $2,990,000. The Partnership received net proceeds of $2,826,133, after closing costs, and recognized a gain of $973,919 ($80.81 per Limited Partnership Unit) on the sale. Occupancy at Hohokam was 100% as of the sale date.

      As discussed above, the Partnership sold Fairmont Commerce Center (Newhew's Phase II investment) on October 24, 1997 for gross proceeds of $3,600,000, of which $1,139,082 was used to discharge the related note payable. The Partnership received net proceeds of $2,017,775, after closing costs, and recognized a gain of $958,056 ($80.30 per Limited Partnership Unit) on the sale. Occupancy at Fairmont was 100% as of the sale date.

      As discussed the Shasta Way joint venture, in which the Partnership and an affiliate owned a 42% and 58% interest, respectively, on August 27, 1999 for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,390,812, and recognized a gain of $1,968,155 ($163.31 per Limited Partnership Unit) on the sale. Shasta Way had been 100% leased to one tenant through the date of sale.

   Investment Results

      Interest income on cash equivalents and short-term investments for 1999 increased approximately $4,500, or 5% as compared to 1998, due to higher invested balances, as well as higher short-term yields. Interest income on cash equivalents and short-term investments for 1998 decreased approximately $28,000, or 26% as compared to 1997, due to lower invested balances, as well as lower short-term yields.

      Joint venture earnings were $198,117, $257,979 and $382,320 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of $124,341 between 1998 and 1997 is due to the sale of the two Newhew investments in 1997, as discussed above. The decrease between 1999 and 1998 is due to the sale of the Shasta Way investment in 1999, as discussed above.

      Operating cash flow remained relatively stable between 1999 and 1998. The decrease in 1997 is due to the sale of the Newhew investments.

   Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses remained relatively stable between the periods ended December 31, 1998 and 1999. General and administrative expenses decreased by $10,000, or 13%, in 1998 as compared to 1997 primarily due to decreases in consulting, bank service fees and appraisal fees, partially offset by an increase in legal costs.

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. The management fee decreased in 1999 compared to 1998 and also between 1998 compared to 1997, which was consistent with the corresponding changes in distributable cash flow.

   Inflation

      By their nature, real estate investments tend to not be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of the Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents, for which cost approximates market value.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

Name                  Position(s) with the Managing General Partner    Age
----                  ---------------------------------------------    ---

Alison Husid Cutler   President, Chief Executive Officer and Director  37
Pamela J. Herbst      Vice President and Director                      44
J. Grant Monahon      Vice President and Director                      54
James J. Finnegan     Vice President                                   39
Karin J. Lagerlund    Treasurer and Principal Financial and
                      Accounting Officer                               35

      (c)   Identification of Certain Significant Employees.

            None.

      (d)   Family Relationships.

            None.

      (e)   Business Experience.

      The Managing General Partner was incorporated in Massachusetts on March 14, 1989. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management") Institutional Real Estate Services, with oversight responsibility for the direct equity investing and asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

      The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash Distributions to General Partners include amounts distributed after year-end with respect to 1999.

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------

AEW Real Estate Advisors, Inc.       Management Fees and
                                     Reimbursement of Expenses      $   50,190

General Partners                     Share of Distributable Cash         3,962

New England Securities Corporation   Servicing Fees
                                     and Reimbursement
                                     of Expenses                         1,828

                                     TOTAL                          $   55,980
                                                                    ==========

      For the year ended December 31, 1999, the Partnership allocated $4,848 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)   Security Ownership of Management.

      The General Partners of the Partnership owned no Units at December 31,
1999.

(c)   Changes in Control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

      The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

            (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statement Index No. 2 are filed as part of this Annual Report.

            (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

            (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K: During the last quarter of the year ended December 31, 1999, the Partnership filed no Current Report on Form 8-K.

                        Copley Realty Income Partners 4;

                              A Limited Partnership


                              Financial Statements

                                  * * * * * * *


                                December 31, 1999

                        COPLEY REALTY INCOME PARTNERS 4;
                              A LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 1999):

      Balance Sheets - December 31, 1999 and 1998

      Statements of Operations - For the Years Ended
       December 31, 1999, 1998 and 1997

      Statements of Partners' Capital (Deficit) - For the
       Years Ended December 31, 1999, 1998 and 1997

      Statements of Cash Flows - For the Years Ended
       December 31, 1999, 1998 and 1997

      Notes to Financial Statements


           All schedules are omitted because they are not applicable

                        Report of Independent Accountants

To the Partners of Copley Realty Income Partners 4; A Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 4, A Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Fourth Income Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 1999 and as a result changed its basis of accounting for periods subsequent to December 31, 1999 from the going concern basis to the liquidation basis of accounting.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 21, 2000

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 1999)

                                                              December 31,
                                                        ------------------------
                                                           1999         1998
                                                        ----------    ----------

Assets

Real estate joint venture                                             $3,478,418

Cash and cash equivalents                               $1,291,411     1,498,022
                                                        ----------    ----------

                                                        $1,291,411    $4,976,440
                                                        ==========    ==========

Liabilities and Partners' Capital

Accounts payable                                        $   37,020    $   40,674
Accrued management fee                                          --        11,705
Deferred disposition fees                                       --       197,700
Accrued expenses for liquidation                            49,300            --
                                                        ----------    ----------
Total liabilities                                           86,320       250,079
                                                        ----------    ----------

Partners' capital:

 Limited partners ($117 and $561 per unit;
 respectively, 100,000 units authorized; 11,931
 units issued and outstanding)                           1,184,568     4,723,600
 General partners                                           20,523         2,761
                                                        ----------    ----------
Total partners' capital                                  1,205,091     4,726,361
                                                        ----------    ----------

                                                        $1,291,411    $4,976,440
                                                        ==========    ==========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 1999)

                                                   Year ended December 31,
                                            ------------------------------------
                                               1999         1998        1997
                                            ----------   ----------   ----------

Investment Activity

Joint venture earnings                      $  198,117   $  257,979   $  382,320
Gain on sale of investment                   1,968,155           --    1,931,975
Reversal of deferred disposition fee           197,700           --           --
                                            ----------   ----------   ----------

 Total real estate activity                  2,363,972      257,979    2,314,295

Interest on cash equivalents
 and short-term investments                     83,035       78,537      106,219
                                            ----------   ----------   ----------

  Total investment activity                  2,447,007      336,516    2,420,514
                                            ----------   ----------   ----------

Portfolio Expenses
 General and administrative                     65,457       64,589       74,137
 Management fee                                 39,190       46,818       62,587
 Amortization                                    2,366        4,732        6,472
Estimated liquidation period expenses           49,300           --           --
                                            ----------   ----------   ----------

                                               156,313      116,139      143,196
                                            ----------   ----------   ----------

Net Income                                  $2,290,694   $  220,377   $2,277,318
                                            ==========   ==========   ==========

Net income per limited
 partnership unit                           $   190.08   $    18.29   $   188.97
                                            ==========   ==========   ==========

Cash distributions per limited
 partnership unit                           $   486.70   $    40.21   $   459.41
                                            ==========   ==========   ==========

Number of limited partnership
 units outstanding during the year              11,931       11,931       11,931
                                            ==========   ==========   ==========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 1999)

                                                               Year ended December 31,
                               --------------------------------------------------------------------------------------
                                          1999                          1998                         1997
                               --------------------------    --------------------------    --------------------------
                                 General        Limited        General        Limited        General        Limited
                                 Partners       Partners       Partners       Partners       Partners       Partners
                                 --------       --------       --------       --------       --------       --------
Balance at beginning of year   $     2,761    $ 4,723,600    $     5,403    $ 4,985,173    $   (10,451)   $ 8,211,849

Cash distributions                  (5,145)    (5,806,819)        (4,846)      (479,746)        (6,919)    (5,481,221)

Net income                          22,907      2,267,787          2,204        218,173         22,773      2,254,545
                               -----------    -----------    -----------    -----------    -----------    -----------

Balance at end of year         $    20,523    $ 1,184,568    $     2,761    $ 4,723,600    $     5,403    $ 4,985,173
                               ===========    ===========    ===========    ===========    ===========    ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 1999)

                                                        Year ended December 31,
                                               -----------------------------------------
                                                   1999           1998           1997
                                               -----------    -----------    -----------
Cash flows from operating activities:
Net income                                     $ 2,290,694    $   220,377    $ 2,277,318
 Adjustments to reconcile net income to net
 cash provided by operating activities:
Amortization                                         2,366          4,732          6,472
Equity in joint venture earnings                  (198,117)      (257,979)      (382,320)
Cash distributions from joint ventures             335,042        435,902        669,985
Gain on sale of property                        (1,968,155)            --     (1,931,975)
(Increase) decrease in receivables                      --         35,431        (25,483)
Increase in property deferred costs                (83,529)            --             --
Increase (decrease) in operating liabilities        33,941          1,782        (20,351)
                                               -----------    -----------    -----------
  Net cash provided by operating activities        412,242        440,245        593,646
                                               -----------    -----------    -----------

Cash flows from investing activities:
Net proceeds from sales of investments           5,390,811             --      4,646,208
Deferred disposition fees                               --             --        197,700
Reversal of deferred disposition fees             (197,700)            --             --
Investment in joint venture                             --             --        (49,881)
Decrease in short-term
 investments, net                                       --        461,102        240,689
                                               -----------    -----------    -----------
  Net cash provided by investing
   activities                                    5,193,111        461,102      5,034,716
                                               -----------    -----------    -----------

Cash flows from financing activity:
Distributions to partners                       (5,811,964)      (484,592)    (5,488,140)
                                               -----------    -----------    -----------
  Net cash used in financing
   activity                                     (5,811,964)      (484,592)    (5,488,140)
                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                      (206,611)       416,755        140,222

Cash and cash equivalents:
 Beginning of year                               1,498,022      1,081,267        941,045
                                               -----------    -----------    -----------

 End of year                                   $ 1,291,411    $ 1,498,022    $ 1,081,267
                                               ===========    ===========    ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

General

      Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in September 1989, and sold its last remaining investment in August 1999. On December 31, 1999, The Partnership adopted a plan of liquidation.

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

      Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC' s general partner.

Management

      AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($11,000 in 1999, $11,000 in 1998, and $11,000 in 1997).
Acquisition fees were based on 3% of the gross proceeds of the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining real estate investment in August, 1999 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred disposition fees of $197,700 would not be paid and, accordingly, reversed such fees in 1999.

      New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $1,828, $1,681 and $1,580 in 1999, 1998 and 1997 respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $0, $1,712 and $1,565 in 1999, 1998 and 1997, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Accounting

      In connection with its adoption of a plan of liquidation on December 31, 1999, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that net realizable value and that assets and liabilities be stated at their estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

Accounting Estimates

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

Capitalized Costs, Depreciation and Amortization

      Maintenance and repair costs were expensed as incurred; significant improvements and renewals were capitalized. Depreciation was computed using the straight-line method based on the estimated useful lives of the buildings and improvements.

      Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land were being amortized using the straight-line method over the estimated useful lives of the underlying real property.

Leases

      Leases were accounted for as operating leases. Leasing commissions were amortized over the terms of the respective leases. Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental income was recognized on a straight-line basis over the respective lease terms.

Realizability of Real Estate Investments

      The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also includes estimated costs of sale. Investments held for disposition are not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

Cash Equivalents and Short-Term Investments

      Cash equivalents are stated at cost plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

Income Taxes

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

Segment Data

      Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - REAL ESTATE JOINT VENTURES

      The Partnership was invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. The Partnership made capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made a loan to one of the ventures, which was accounted for as a real estate investment due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

      The respective real estate management/development firm was responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provided various services to the respective joint venture for a fee.

      The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                                                                    December 31,
                              Rate of           Ownership   ----------------------------
Investment/Location       Return/Interest       Interest       1999              1998
-------------------       ---------------       ---------   ----------        ----------
Shasta Way
 Simi Valley, CA              10.0% (C)            42%      $        -        $4,870,589

(C) Capital contribution

      Shasta Way

      On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make, and as of December 31, 1998 had completely funded, capital contributions of up to $5,512,500. It was entitled to a preferred return of 10% per annum on its invested capital. The venture owned land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 25.2% to 42%; its affiliate's interest was increased to 58%.

      On August 27, 1999, the joint venture, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,390,812 and recognized a gain of $1,968,155 ($163.31 per Limited Partnership Unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $5,297,364 ($444.00 per Limited Partnership Unit) from the proceeds of the sale.

      Newhew

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

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities

                                                               December 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Assets

 Real property, at cost less accumulated
  depreciation of $1,084,004 at December 31, 1998        $       --   $7,146,195
 Other                                                           --      153,318
                                                         ----------   ----------
                                                                       7,299,513

Liabilities

 Other                                                           --       70,400
                                                         ----------   ----------

 Net assets                                                      --   $7,229,113
                                                         ==========   ==========

                              Results of Operations

                                                  Year ended December 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
Revenue
 Rental income                            $  997,109    $1,258,609    $1,690,135
 Other income                                  3,336         2,269         5,914
                                          ----------    ----------    ----------
                                           1,000,445     1,260,878     1,696,049
                                          ----------    ----------    ----------

Expenses
 Operating expenses                          219,783       460,785       374,044
 Depreciation and amortization               308,955       183,877       545,693
 Interest expense                                 --            --        82,238
                                          ----------    ----------    ----------
                                             528,738       644,662     1,001,975
                                          ----------    ----------    ----------

Net income                                $  471,707    $  616,216    $  694,074
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

NOTE 4 - INCOME TAXES

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                              Year ended December 31,
                                      ------------------------------------------
                                         1999            1998           1997
                                      -----------     -----------    -----------
Net income per financial
 statements                           $ 2,290,694     $   220,377    $ 2,277,318

Timing differences:
 Joint venture earnings                  (129,504)        136,525        100,022
 Expenses                                  49,300
 Gain on sale of investments               58,139              --        172,723
                                      -----------     -----------    -----------

Taxable income                        $ 2,268,629     $   356,902    $ 2,550,063
                                      ===========     ===========    ===========

NOTE 5 - PARTNERS' CAPITAL

      Allocations of net income (loss) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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

Statements of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Shasta Way Associates
(A California General Partnership)
December 31, 1998

PRICEWATERHOUSECOOPERS [LOGO]

                                                      PricewaterhouseCoopers LLP
                                                      160 Federal Street
                                                      Boston MA 02110
                                                      Telephone (617) 439 4390


                        Report of Independent Accountants


March 9, 1999

To the Partners
Shasta Way Associates

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Shasta Way Associates (a California general partnership) (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The Partnership's financial statements for the years ended December 31, 1997 and 1996 were audited by other independent accountants whose report dated January 20, 1998 expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP

Shasta Way Associates
(A California General Partnership)
December 31, 1998
Balance Sheet
--------------------------------------------------------------------------------

                                                            December 31,
                                                       1998            1997
                                                    ---------------------------
Assets
    Cash                                            $   150,180     $     8,718
    Tenant Receivables                                       --         116,212
    Rental Property
        Land                                          2,977,867       2,977,867
        Buildings                                     6,807,151       6,803,913
        Accumulated depreciation                     (2,575,455)     (2,146,952)
                                                    -----------     -----------
                                                      7,209,563       7,634,828

    Other Assets - net of accumulated
     amortization of $216,646 and $181,717
     at December 31, 1998 and 1997                        5,953          40,883

                                                    $ 7,365,696     $ 7,800,641
                                                    ===========     ===========

Liabilities and partners' capital
    Security deposits                               $    62,400     $    62,400
    Accounts payable and accrued expenses                 8,000          18,652
    Due to partners
         CRIP 3                                       2,104,381       1,802,692
         CRIP 4                                       1,523,709       1,305,250
    Partners' capital                                 3,667,206       4,611,647
                                                    -----------     -----------

                                                    $ 7,365,696     $ 7,800,641
                                                    ===========     ===========

Shasta Way Associates
(A California General Partnership)
For the period ended December 31, 1998
Statement of Operations
--------------------------------------------------------------------------------

                                               Year ended December 31,
                                          1998           1997           1996
                                      -----------------------------------------
Revenue
     Rental income                    $ 1,092,432    $ 1,045,432    $ 1,045,432
     Tenant reimbursements                166,176        159,720        162,773
     Interest and other income              2,269          5,914          3,636
                                      -----------    -----------    -----------
                                        1,260,877      1,211,066      1,211,841
                                      -----------    -----------    -----------

Expenses
     Rental operating expenses            172,796        184,831        160,800
     General and administrative            11,081         12,079         22,411
     Depreciation and amortization        463,433        463,433        463,433
     Guaranteed payments
        CRIP 3                            903,648        881,430        868,326
        CRIP 4                            654,360        638,272        628,733
                                      -----------    -----------    -----------
                                        2,205,318      2,180,045      2,143,703

Net loss                              $  (944,441)   $  (968,979)   $  (931,862)
                                      ===========    ===========    ===========

Shasta Way Associates
(A California General Partnership)
For the period ended December 31, 1998
Statement of Partners' Capital
--------------------------------------------------------------------------------

                                     Hewson Shasta        Copley Realty        Copley Realty
                                        Way L.P.        Income Partners 3    Income Partners 4          Total
                                     ---------------------------------------------------------------------------
Partners' capital - (deficit)
   December 31, 1995                  $  (604,984)         $ 4,128,133          $ 2,989,339          $ 6,512,488
Transfer of interest                      604,984             (350,891)            (254,093)                  --
Net loss - 1996                                --             (540,480)            (391,382)            (931,862)
                                     ---------------------------------------------------------------------------
Partners' capital
   December 31, 1996                           --            3,236,762            2,343,864            5,580,626
Net loss - 1997                                --             (562,008)            (406,971)            (968,979)
                                     ---------------------------------------------------------------------------
Partners' capital
   December 31, 1997                           --            2,674,754            1,936,893            4,611,647
Net loss - 1998                                --             (547,776)            (396,665)            (944,441)
                                     ---------------------------------------------------------------------------
Partners' capital
   December 31, 1998                  $        --          $ 2,126,978          $ 1,540,228          $ 3,667,206
                                     ===========================================================================

Shasta Way Associates
(A California General Partnership)
For the period ended December 31, 1998
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                     Year ended December 31,
                                                                1998           1997           1996
                                                            -----------------------------------------
Cash flows from operating activities
    Net loss                                                $  (944,441)   $  (968,979)   $  (931,862)
      Adjustments to reconcile net loss to net cash
      provided by operating activities
        Depreciation and amortization                           463,433        463,433        463,433
        Decrease in tenant receivable                           116,212        154,082        151,238
        (Decrease)/Increase in accounts payable and
          accrued expenses                                      (10,652)         6,467          4,014
        Increase in due to partners                             520,148        187,302        376,259
                                                            -----------------------------------------
      Total adjustments                                       1,089,141        811,284        994,944

      Net cash (used in) provided by operating activities       144,700       (157,695)        63,082
                                                            -----------------------------------------

Cash flows from investing activities
    Additions to rental property                                 (3,238)            --             --
                                                            -----------------------------------------

Net (decrease) increase in cash                                 141,462       (157,695)        63,082
Cash beginning of year                                            8,718        166,413        103,331
                                                            -----------------------------------------
Cash at year end                                            $   150,180    $     8,718    $   166,413
                                                            =========================================

Shasta Way Associates
(A California General Partnership
Notes to the Financial Statements
--------------------------------------------------------------------------------

1. Organization and Other Matters

Shasta Way Associates (a California general partnership), formerly Hewson Shasta Way Associates (the "Partnership"), was formed September 29, 1989 as a California general partnership for the purpose of developing and operating a commercial industrial property in Simi Valley, California. The percentage ownership interests through December 31, 1995 were as follows:

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

The Partnership's rental property is leased to a single tenant as an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $0 and $98,760 of deferred rent receivable for December 31, 1998 and 1997, respectively.

Shasta Way Associates
(A California General Partnership
Notes to the Financial Statements
--------------------------------------------------------------------------------

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

The Partnership's property is being leased to a single tenant under an operating lease which expired in December 1998. However, in February 1999, the tenant exercised an option to renew the lease until December, 2003.
The lease provides for the tenant to reimburse the Partnership for operating expenses.

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

                              Financial Statements

                                Newhew Associates
                               (An Arizona General
                                  Partnership)

                           December 31, 1997 and 1996

                                Newhew Associates
                        (An Arizona General Partnership)

                              Financial Statements

                           December 31, 1997 and 1996

                                    Contents

Report of Independent Auditors ............................................. 1

Financial Statements

Balance Sheets ............................................................. 2
Statements of Income ....................................................... 3
Statements of Partners' Capital ............................................ 4
Statements of Cash Flows ................................................... 5

                       [LETTERHEAD OF ERNST AND YOUNG LLP]

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


                                                           /s/ Ernst & Young LLP

Phoenix, Arizona
January 20, 1998


       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                                Newhew Associates
                        (An Arizona General Partnership)

                                 Balance Sheets

                                                             December 31
                                                          1997          1996
                                                      -------------------------
Assets
Cash                                                  $    56,663   $    39,050
Tenant receivables                                             --        45,682
Rental properties
 Land                                                          --       785,000
 Buildings                                                     --     3,446,963
 Accumulated depreciation                                      --      (572,559)
                                                      -------------------------
                                                               --     3,659,404
                                                      -------------------------
Other assets - net of accumulated amortization
 of $129,239 in 1996                                          700        51,037
                                                      -------------------------
                                                      $    57,363   $ 3,795,173
                                                      =========================

Liabilities and partners' capital
Accounts payable and accrued expenses
 Capital distributions                                $        --   $     4,800
 Other                                                     30,310       141,315
Loan payable to partner                                        --     1,365,000
Note payable secured by rental property                        --     1,084,418
Other liabilities                                              --        51,285
Partners' capital                                          27,053     1,148,355
                                                      -------------------------
                                                      $    57,363   $ 3,795,173
                                                      =========================

See accompanying notes.

                                Newhew Associates
                        (An Arizona General Partnership)

                              Statements of Income

                                                   Year ended December 31
                                               1997         1996         1995
                                            ------------------------------------
Revenues
   Rental income                            $  345,949   $  620,835   $  564,013
   Tenant reimbursements                       139,034      203,478      124,899
   Other income                                     --       11,806       25,155
                                            ------------------------------------
                                               484,983      836,119      714,067
                                            ------------------------------------
Expenses
   Rental operating expenses                   136,167      260,303      225,218
   General and administrative                   40,967       48,978       42,626
   Depreciation and amortization                84,908      166,239      146,077
   Interest                                    127,738      237,673      239,170
                                            ------------------------------------
                                               389,780      713,193      653,091
                                            ------------------------------------
Income before gain on sale of rental
  properties                                    95,203      122,926       60,976
                                            ------------------------------------
Gain on sale of rental properties            2,709,153           --           --
                                            ------------------------------------
Net income                                  $2,804,356   $  122,926   $   60,976
                                            ====================================

See accompanying notes.

                                Newhew Associates
                        (An Arizona General Partnership)

                         Statements of Partners' Capital

                                         California      Copley
                                          Property       Realty
                                         Investment      Income
                                          Company      Partners 4      Total
                                        ---------------------------------------
Partners' capital - December 31, 1994   $        --   $ 1,277,953   $ 1,277,953
Contributions - 1995                             --        28,678        28,678
Distributions - 1995                             --      (157,910)     (157,910)
Net income - For the year ended
 December 31, 1995                               --        60,976        60,976
                                        ---------------------------------------
Partners' capital - December 31, 1995            --     1,209,697     1,209,697
Distributions - 1996                         (4,800)     (179,468)     (184,268)
Net income - for the year ended
 December 31, 1996                               --       122,926       122,926
                                        ---------------------------------------
Partners' (deficit) capital -
 December 31, 1996                           (4,800)    1,153,155     1,148,355
Distributions - 1997                       (446,000)   (3,479,658)   (3,925,658)
Net income - for the year ended
 December 31, 1997                          456,211     2,348,145     2,804,356
                                        ---------------------------------------
Partners' capital -
 December 31, 1997                      $     5,411   $    21,642   $    27,053
                                        =======================================

See accompanying notes.

                                    Newhew Associates
                             (An Arizona General Partnership)

                                 Statements of Cash Flows

                                                          Year ended December 31
                                                    1997           1996          1995
                                                -----------------------------------------
Cash flows from operating activities
Net income                                      $ 2,804,356    $   122,926    $    60,976
Adjustments to reconcile net income to net
 cash (used in) provided by operating
 activities
  Depreciation and amortization                      84,908        166,239        146,077
  Gain on sale of rental properties              (2,709,153)            --             --
  Decrease (increase) in tenant receivables          45,682        (29,880)        22,758
  (Decrease) increase in accounts payable
   and accrued expenses                            (115,805)        80,895        (40,280)
  (Decrease) increase in other liabilities          (51,285)         1,650          2,900
  Decrease in interest payable to partner                --             --        (22,750)
                                                -----------------------------------------
Total adjustments                                (2,745,653)       218,904        108,705
                                                -----------------------------------------
Net cash provided by (used in) operating
  activities                                         58,703        341,830        169,681
                                                -----------------------------------------

Cash flows from investing activities
Additions to rental properties                      (39,596)      (171,869)        (3,592)
Additions to other assets                                --        (13,227)            --
Proceeds from sale of rental properties           6,373,582
                                                -----------------------------------------
Net cash provided by (used in) investing
  activities                                      6,333,986       (185,096)        (3,592)
                                                -----------------------------------------

Cash flows from financing activities
Capital contributions                                    --             --         28,678
Capital distributions                            (3,925,658)      (184,268)      (157,910)
Repayments of notes payable secured by rental
  property                                       (1,084,418)       (17,008)       (15,511)
Repayment of note payable to partner             (1,365,000)            --             --
                                                -----------------------------------------
Net cash used in financing activities            (6,375,076)      (201,276)      (144,743)
                                                -----------------------------------------
Net increase (decrease) in cash                      17,613        (44,542)        21,346
Cash at beginning of period                          39,050         83,592         62,246
                                                -----------------------------------------
Cash at end of period                           $    56,663    $    39,050    $    83,592
                                                =========================================

Supplemental disclosure of cash flow
   information -
Cash paid during the year for interest          $   127,738    $   237,673    $   261,920
                                                =========================================

See accompanying notes.

                                Newhew Associates
                        (An Arizona General Partnership)

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

               Sales price                          $ 6,590,000
               Cost of sales                         (3,880,847)
                                                    -----------
               Gain on sale of rental properties    $ 2,709,153
                                                    ===========

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

                                Newhew Associates
                        (An Arizona General Partnership)

                    Notes to Financial Statements (continued)

6. Note Payable Secured by Rental Property

On July 6. 1992, the Partnership obtained a $1,150,000 loan from Principal Mutual Life Insurance Company. Interest accrues at 9.25% per annum. Principal and interest installments of $9,848 are due monthly until July 1, 1999, at which time the principal balance and any unpaid interest will be due and payable. The note is secured by the Fairmont Property. The note was repaid on October 24, 1997.

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

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

10A.        General Partnership Agreement of Hewson/Shasta Way               *
            Associates dated as of September 29, 1989 between Hewson/Shasta Way, L.P., Copley Realty Income Partners 3;
            A Limited Partnership and Copley Realty Income Partners 4;
            A Limited Partnership.

10B.        Joint Venture Agreement of Newhew Associates dated as of         *
            April 1, 1991 between California Property Investment
            Company and the Registrant.

10C.        Deed of Trust dated as of August 1, 1991 by and between          *
            Hewson Properties, Inc. ("Trustor"), TransAmerica Title
            Insurance Company ("Trustee") and the Registrant
            ("Beneficiary").

10D.        Loan Agreement entered into as of August 1, 1991, by and          *
            between the Registrant and Newhew Associates.

10E.        Promissory Note Secured by Deed of Trust in the principal        *
            amount of $2,550,000 by Newhew Associates to the Registrant dated August 1, 1991.

10F.        Parcel One Assignment of Rents and Leases dated August 1,        *
            1991, from Newhew Associates to the Registrant.

10G.        Purchase and Sale Agreement dated March 23, 1992 by and          *
            between Boston Safe Deposit and Trust Company, as Trustee for the Owens-Illinois Master Retirement Trust ("Seller") and Newhew Associates ("Purchaser").

10H.        Indemnity Agreement and Assignment of Leases entered into        *
            May 11, 1992 by and between Boston Safe Deposit and Trust
            Company, as Trustee for the Owens-Illinois Master
            Retirement Trust ("Seller") and Newhew Associates
            ("Purchaser").

10I.        First Amendment to Newhew Associates Joint Venture               *
            Agreement dated as of May 8, 1992 by and between California Property Investment Company and the Registrant.

10J.        Assumption, Novation and Modification Agreement made as of       *
            May 12, 1992 by and between New England Mutual Life
            Insurance Company, as Lender, Boston Safe Deposit and
            Trust Company, as Trustee for the Owens Illinois Master
            Retirement Trust and Newhew Associates, as Borrower.

10K.        Secured Promissory Note in the principal amount of               *
            $1,150,000 by Newhew Associates to Principal Mutual Life
            Insurance Company dated June 1992.

-----------------------

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

27.         Financial Data Schedule

--------
* Previously filed and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COPLEY REALTY INCOME PARTNERS 4;
                                     A LIMITED PARTNERSHIP

Date: March 28, 2000                 By:   /s/ Alison Husid Cutler
                                           ----------------------------------
                                               Alison Husid Cutler
                                               President of the
                                               Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                            Date
       ---------                     -----                            ----

                                     President, Chief
/s/    Alison Husid Cutler           Executive Officer and
------------------------------       Director of the Managing     March 28, 2000
       Alison Husid Cutler           General Partner

/s/    Pamela J. Herbst              Vice President and
------------------------------       Director of the Managing     March 28, 2000
       Pamela J. Herbst              General Partner

/s/    J. Grant Monahon              Vice President and
------------------------------       Director of the Managing     March 28, 2000
       J. Grant Monahon              General Partner

/s/    James J. Finnegan
------------------------------       Vice President of the        March 28, 2000
       James J. Finnegan             Managing General Partner

/s/    Karin J. Lagerlund            Treasurer and Principal
------------------------------       Financial and Accounting
       Karin J. Lagerlund            Officer of the Managing      March 28, 2000
                                     General Partner