Form 10-Q
period 2000-03-31
COPLEY REALTY INCOME PARTNERS 4
filed 2000-05-02
CIK 847450

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


  For Quarter Ended March 31, 2000            Commission File Number 0-18735


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


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                        March 31, 2000    December 31, 1999
                                          (Unaudited)         (Audited)
                                        --------------    -----------------
Assets
Cash and cash equivalents                 $ 1,279,404        $ 1,291,411
                                          -----------        -----------
                                          $ 1,279,404        $ 1,291,411
                                          ===========        ===========

Liabilities and Net assets
 in liquidation

Accounts payable                          $    14,602        $    37,020
Accrued expenses for liquidation               59,711             49,300
                                          -----------        -----------
 Total liabilities                             74,313             86,320
                                          -----------        -----------

Net assets in liquidation:
 Limited partners ($117 per
 unit; 100,000 units authorized,
 11,931 units issued and outstanding)       1,184,568          1,184,568
 General partners                              20,523             20,523
                                          -----------        -----------
Total partners' capital                     1,205,091          1,205,091
                                          -----------        -----------
                                          $ 1,279,404        $ 1,291,411
                                          ===========        ===========

       (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

                                              Three Months Ended
                                                March 31, 2000
                                                  (Unaudited)
                                                 -------------
Net assets in liquidation at
  beginning of period                            $   1,205,091
                                                 -------------

Increase (decrease) during period:
  Operating activities
     Interest income                                    19,097
     General and administrative                         (8,686)
                                                 -------------
                                                        10,411


  Liquidating activities
     Change in provision for
       liquidation expenses                            (10,411)
                                                 -------------
                                                       (10,411)
                                                 -------------

Net change in net assets in liquidation          $          --
                                                 -------------

Net assets in liquidation at end of period       $   1,205,091
                                                 =============

  (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                              Three Months Ended
                                                March 31, 1999
                                                  (Unaudited)
                                                --------------
Investment Activity
Joint venture earnings                          $     70,157
Interest on cash equivalents                          16,525
                                                ------------
                                                      86,682
                                                ------------

Portfolio Expenses

General and administrative                            15,415
Management fee                                        19,202
Amortization                                           1,183
                                                ------------
                                                      35,800
                                                ------------

Net Income                                      $     50,882
                                                ============

Net income per limited partnership unit         $       4.22
                                                ============

Cash distributions per limited
  partnership unit                              $       9.82
                                                ============

Number of limited partnership units
  outstanding during the period                       11,931
                                                ============

    (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)
(in liquidation for the three months ended March 31, 2000)

                                            Three Months Ended March 31,
                                            ---------------------------
                                                2000            1999
                                               -------        -------
Net cash used by operating activities       $   (12,007)     $   (4,114)
                                            -----------      ----------

Cash flows from financing activity:
   Distributions to partners                         --        (118,346)
                                             ----------      ----------

Net decrease in cash and cash equivalents       (12,007)       (122,460)

Cash and cash equivalents:
   Beginning of period                        1,291,411       1,498,022
                                             ----------      ----------

   End of period                             $1,279,404      $1,375,562
                                             ==========      ==========

      (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2000 and 1999, respectively, and its cash flows for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989 and acquired its remaining real estate investment prior to 1991. The Partnership sold its last remaining investment in August 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in 2000.

     In connection with its adoption of a plan of liquidation on December 31, 1999, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

NOTE 2 - REAL ESTATE JOINT VENTURE
----------------------------------

     On August 27, 1999, the Shasta Way joint venture, in which the Partnership and an affiliate owned a 42% and 58% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $5,483,940. The Partnership received its 42% share of the net proceeds, $5,390,812 after closing costs, and recognized a gain of $1,968,155 ($163.31 per limited partnership unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $5,297,364 ($444 per limited partnership unit) from the proceeds of the sale.

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP


     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                             Results of Operations
                             _____________________

                                  Three Months Ended
                                    March 31, 1999
                                   ----------------
Revenue
 Rental income                       $    341,626
 Other income                                 978
                                     ------------
                                          342,604
                                     ------------

Expenses
 Operating expenses                        59,871
 Depreciation and amortization            115,195
                                     ------------
                                          175,066
                                     ------------

Net income                           $    167,538
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

     On August 27, 1999, the Shasta Way joint venture in which the Partnership and an affiliate owned a 42% and 58% interest, respectively, sold its property for a gross sales price of $13,057,000, of which the Partnership's 42% share was $5,483,940. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,390,812. On September 22, 1999, the Partnership made a capital distribution of $5,297,364 ($444 per limited partnership unit) from the proceeds of the sale.

     In connection with two 1997 sales and the sale in August 1999, capital of $10,093,626 ($846 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $117 per unit.

     At March 31, 2000, the Partnership had $1,279,404 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale Shasta Way, and as an additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2000. Cash distributions related to the first quarter of 1999 were made at an annualized rate of 5.5% on the adjusted capital contribution of $561. At the time of this distribution, the Partnership also made a special distribution of $8.40 per limited partnership unit from operating reserves.

Results of Operations
---------------------

     Operating Factors

     As discussed above, the Shasta Way joint venture, in which the Partnership and an affiliate owned a 42% and 58% interest, respectively, sold its property on August 27, 1999. The Partnership received its 42% share of the net proceeds, after closing costs, in the amount of $5,390,812 and recognized a gain of $1,968,155 ($163.31 per limited partnership unit). The Shasta Way property was 100% leased at the time of sale.

     Investment Results

     There are no comparative real estate operating results for the three month periods ended March 31, 2000 and 1999 due to the sale of the Partnership's last remaining property in 1999, discussed above.

     Cash flow from operations decreased by approximately $7,900 between the three month periods ended March 31, 2000 and 1999. The difference is due to the sale of the Partnership's last remaining property in 1999, as discussed above.

     Interest on cash equivalents remained relatively stable between the three month periods of 2000 and 1999.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     There was no management fee incurred during the first quarter of 2000 due to the discontinuace of operating cash distributions as a result of the 1999 sale discussed above.

     General and administrative expenses for the three months ended March 31, 2000 were $8,686 compared to $15,415 for the same period in 1999. The decrease for the comparative periods is due to lower overall expenses as a result of the sale of the Partnership's last remaining property in 1999, discussed above.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 2000


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits: (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                         COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                         PARTNERSHIP
                         (Registrant)


May 2, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.

May 2, 2000
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Fourth Income Corp.