Form 10-Q
period 2000-06-30
COPLEY REALTY INCOME PARTNERS 4
filed 2000-08-11
CIK 847450

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


For Quarter Ended June 30, 2000               Commission File Number 0-18735


                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



        Massachusetts                                 04-3058134
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        World Trade Center East
      Two Seaport Lane 16th Fl.
        Boston, Massachusetts                                02210
(Address of principal executive offices)                   (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report:

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


                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                           June 30, 2000     December 31, 1999
                                            (Unaudited)          (Audited)
                                           -------------     -----------------
Assets

Cash and cash equivalents                    $1,279,551          $1,291,411
                                             ----------          ----------
                                             $1,279,551          $1,291,411
                                             ==========          ==========


Liabilities and Net assets in liquidation

Accounts payable                             $        -          $   37,020
Accrued expenses for liquidation                 45,000              49,300
                                             ----------          ----------
 Total liabilities                               45,000              86,320
                                             ----------          ----------


Net assets in liquidation:
 Limited partners ($117 per
 unit; 100,000 units authorized,
 11,931 units issued and outstanding)         1,213,733           1,184,568
 General partners                                20,818              20,523
                                             ----------          ----------
Total partners' capital                       1,234,551           1,205,091
                                             ----------          ----------
                                             $1,279,551          $1,291,411
                                             ==========          ==========


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(unaudited)


                                           Three Months Ended  Six Months Ended
                                             June 30, 2000       June 30, 2000
                                           ------------------  -----------------
Net assets in liquidation at
  beginning of period                           $1,205,091          $1,205,091
                                                ----------          ----------

Increase (decrease) during period:
  Operating activities
     Interest income                                19,817              38,914
                                                ----------          ----------
                                                    19,817              38,914
                                                ----------          ----------
  Liquidating activities
     Change in provision for
       liquidation expenses                          9,643              (9,454)
                                                ----------          ----------
                                                     9,643              (9,454)
                                                ----------          ----------

Net change in net assets in liquidation         $   29,460          $   29,460
                                                ----------          ----------

Net assets in liquidation at end of period      $1,234,551          $1,234,551
                                                ==========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended  Six Months Ended
                                             June 30, 1999      June 30, 1999
                                           ------------------  ----------------
Investment Activity

Joint venture earnings                               $ 92,758          $162,915
Interest on cash equivalents                           15,445            31,970
                                                     --------          --------
                                                      108,203           194,885
                                                     --------          --------
Portfolio Expenses

General and administrative                             18,836            34,251
Management fee                                          9,190            28,392
Amortization                                            1,183             2,366
                                                     --------          --------
                                                       29,209            65,009
                                                     --------          --------

Net Income                                           $ 78,994          $129,876
                                                     ========          ========

Net income per limited partnership unit              $   6.55          $  10.78
                                                     ========          ========
Cash distributions per limited
  partnership unit                                   $  16.11          $  25.93
                                                     ========          ========

Number of limited partnership units
  outstanding during the period                        11,931            11,931
                                                     ========          ========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Six Months Ended
                                                            June 30,1999
                                                           ----------------
Net cash provided by operating activities                      $  124,363
                                                               ----------

Cash flows from financing activity:
   Distributions to partners                                     (312,496)
                                                               ----------

Net decrease in cash and cash equivalents                        (188,133)

Cash and cash equivalents:
   Beginning of period                                          1,498,022
                                                               ----------

   End of period                                               $1,309,889
                                                               ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, respectively, and its cash flows for the six month periods ended June 30, 1999. These adjustments are of a normal recurring nature.

     Certain reclassifications have been made to conform to the current period presentation.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 4; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in September 1989 and acquired its real estate investments prior to 1991. The Partnership sold its last remaining investment in August 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in 2000.

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

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                             Results of Operations
                             ---------------------

                                            Six Months Ended
                                                  1999
                                            ----------------
Revenue
 Rental income                                      $722,483
 Other income                                          2,110
                                                    --------
                                                     724,593
                                                    --------

Expenses
 Operating expenses                                  105,318
 Depreciation and amortization                       230,390
                                                    --------
                                                     335,708
                                                    --------

Net income                                          $388,885
                                                    ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

     During the six months ended June 30, 2000 the Partnership incurred $13,754 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $9,454 to reflect the revised estimates.

     The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

     In connection with two 1997 sales of property and the sale in August 1999, capital of $10,093,626 ($846 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $117 per unit.

     At June 30, 2000, the Partnership had $1,279,551 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Shasta Way, and as an additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2000. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. At the time of the operating distribution related to the second quarter of 1999, the Partnership also made a special distribution of $4.80 per limited partnership unit from operating cash previously held in reserves. There have been no distributions from operations since the distribution related to the third quarter of 1999 due to the sale of the Partnership's last remaining investment in August, 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

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

     Investment Results

     There are no comparative real estate operating results for the three and six month periods ended June 30, 2000 and 1999 due to the sale of the Partnership's last remaining property in 1999, as discussed above.

    Cash flow from operations decreased by approximately $136,000 between the six month periods ended June 30, 2000 and 1999. The decrease is due to the sale of the Partnership's last remaining property in 1999, as discussed above.

     For the comparable three and six month periods of 1999 and 2000, interest on cash and cash equivalents increased by approximately $4,300 and $6,900, respectively. These increases are due to slightly higher yields in 2000.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and six month periods ended June 30, 1999 were $18,836 and $34,251, respectively.

     There were no management fees incurred during the first and second quarters of 2000 due to the discontinuace of operating cash distributions as a result of the sale of the Partnership's last remaining investment during 1999, as discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the six months ended June 30, 2000, the Partnership incurred $13,754 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $9,454 to reflect the revised estimates.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II


                               OTHER INFORMATION



Items 1-5     Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              a.    Exhibits:   (27) Financial Data Schedule

              b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                                 COPLEY REALTY INCOME PARTNERS 4;
                                 A LIMITED PARTNERSHIP
                                 (Registrant)


August 11, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Income Corp.



August 11, 2000
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and
                                Accounting Officer of Managing General
                                Partner, Fourth Income Corp.