Form 10-Q
period 2000-09-30
COPLEY REALTY INCOME PARTNERS 4
filed 2000-11-07
CIK 847450

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------


For Quarter Ended September 30, 2000             Commission File Number 0-18735


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


                     FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                              September 30, 2000    December 31, 1999
                                                  (Unaudited)          (Audited)
                                              ------------------  --------------------
Assets


Cash and cash equivalents                             $1,297,791            $1,291,411
                                              ------------------  --------------------
                                                      $1,297,791            $1,291,411
                                              ==================  ====================


Liabilities and Net assets in liquidation

Accounts payable                                      $        -            $   37,020
Accrued expenses for liquidation                          40,500                49,300
                                              ------------------  --------------------
 Total liabilities                                        40,500                86,320
                                              ------------------  --------------------


Net assets in liquidation:
 Limited partners ($117 per
 unit; 100,000 units authorized,
 11,931 units issued and outstanding)                  1,236,246             1,184,568
 General partners                                         21,045                20,523
                                              ------------------  --------------------
Total partners' capital                                1,257,291             1,205,091
                                              ------------------  --------------------
                                                      $1,297,791            $1,291,411
                                              ==================  ====================


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(unaudited)

                                              Three Months Ended    Nine Months Ended
                                              September 30, 2000   September 30, 2000
                                              -------------------  -------------------

Net assets in liquidation at
  beginning of period                                 $1,234,551           $1,205,091
                                              -------------------  -------------------

Increase during period:
  Operating activities
     Interest income                                      23,792               62,706
                                              -------------------  -------------------
                                                          23,792               62,706
                                              -------------------  -------------------
  Liquidating activities
     Change in provision for
       liquidation expenses                               (1,052)             (10,506)
                                              -------------------  -------------------
                                                          (1,052)             (10,506)
                                              -------------------  -------------------

Net change in net assets in liquidation                   22,740               52,200
                                              -------------------  -------------------

Net assets in liquidation at end of period            $1,257,291           $1,257,291
                                              ===================  ===================



          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended  Nine Months Ended
                                           September 30, 1999  September 30, 1999
                                           ------------------  ------------------
Investment Activity

Joint venture earnings                            $    42,898         $   205,813
Interest on cash equivalents                           19,785              51,755
Reversal of accrued disposition fees                  197,700             197,700
Gain on sale of joint venture                       1,974,170           1,974,170
                                                  -----------         -----------
                                                    2,234,553           2,429,438
                                                  -----------         -----------
Portfolio Expenses

General and administrative                             12,578              46,829
Management fee                                         10,798              39,190
Amortization                                                -               2,366
                                                  -----------         -----------
                                                       23,376              88,385
                                                  -----------         -----------

Net Income                                        $ 2,211,177         $ 2,341,053
                                                  ===========         ===========

Net income per limited partnership unit           $    183.48         $    194.25
                                                  ===========         ===========
Cash distributions per limited
  partnership unit                                $    451.71         $    477.64
                                                  ===========         ===========

Number of limited partnership units
  outstanding during the period                        11,931              11,931
                                                  ===========         ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Nine Months Ended
                                                September 30,1999
                                                -----------------

Net cash provided by operating activities         $    408,103
                                                  ------------

Cash flows from investing activities:
   Net proceeds from sale of property                5,404,521
   Reversal of deferred disposition fees              (197,700)
                                                  ------------
Net cash provided by investing activities            5,206,821
                                                  ------------

Cash flows from financing activity:
   Distributions to partners                        (5,702,777)
                                                  ------------

Net decrease in cash and cash equivalents              (87,853)

Cash and cash equivalents:
   Beginning of period                               1,498,022
                                                  ------------
   End of period                                  $  1,410,169
                                                  ============


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999 and the changes of net assets in liquidation for the three and nine month periods ended September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999 and its cash flows for the nine month period ended September 30, 1999. These adjustments are of a normal recurring nature.

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

COPLEY REALTY INCOME PARTNERS 4;
A LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                             Results of Operations
                             ---------------------

                                                 January 1,1999
                                                     through
                                                 August 27, 1999
                                                 ---------------
Revenue
     Rental income                                  $    997,110
     Other income                                          3,335
                                                    ------------
                                                       1,000,445
                                                    ------------
Expenses
     Operating expenses                                  219,783
     Depreciation and amortization                       308,955
                                                    ------------
                                                         528,738
                                                    ------------

Net income                                          $    471,707
                                                    ============

     Expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of September 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

     During the nine months ended September 30, 2000 the Partnership incurred $19,306 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $10,506 to reflect the revised estimates.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

     In connection with the 1995 working capital reserve distribution discussed above, two 1997 sales of property and the sale in August 1999 discussed above, capital of $10,093,626 ($846 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $117 per unit.

     At September 30, 2000, the Partnership had $1,297,791 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Shasta Way, and as an additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate in 2000. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.5% on the adjusted capital contribution of $561 per unit. At the time of the operating distribution related to the second quarter of 1999, the Partnership also made a special distribution of $4.80 per limited partnership unit from operating cash previously held in reserves. Cash distributions related to the third quarter of 1999 were made at the annualized rate of 7% on the weighted average capital contribution of $517.57 per unit.
The increase in the distribution rate was due to higher cash receipts from the Shasta Way joint venture due to a later than anticipated sale date. There have been no distributions from operations since the distribution related to the third quarter of 1999 due to the sale of the Partnership's last remaining investment in August, 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

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

     Investment Results

     There are no comparative real estate operating results for the three and nine month periods ended September 30, 2000 and 1999 due to the sale of the Partnership's last remaining property in 1999, as discussed above.

     For the comparable three and nine month periods of 2000 and 1999, interest on cash and cash equivalents increased by $4,007 and $10,951, respectively. These increases are due to slightly higher yields in 2000.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and nine month periods ended September 30, 1999 were $12,578 and $46,829, respectively.

     There were no management fees incurred during the first three quarters of 2000 due to the discontinuace of operating cash distributions as a result of the sale of the Partnership's last remaining investment during 1999, as discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the nine months ended September 30, 2000, the Partnership incurred $19,306 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $10,506 to reflect the revised estimates.

                       COPLEY REALTY INCOME PARTNERS 4;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                              COPLEY REALTY INCOME PARTNERS 4; A LIMITED
                              PARTNERSHIP
                              (Registrant)



November 7, 2000
                                   /s/ Alison L. Husid
                                   -------------------------------
                                     Alison L. Husid
                                     President, Chief Executive Officer and
                                     Director of Managing General Partner,
                                     Fourth Income Corp.



November 7, 2000                   /s/  Jem A. Hudgins
                                   --------------------------------
                                     Jem A. Hudgins
                                     Treasurer and Principal Financial and
                                     Accounting Officer of Managing General
                                     Partner, Fourth Income Corp.